Form 10-Q
period 2024-06-30
Grayscale Ethereum Mini Trust (ETH)
filed 2024-08-30
CIK 2020455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42184

Grayscale Ethereum Mini Trust (ETH)

SPONSORED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6447880
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Ethereum Mini Trust (ETH) Shares	ETH	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of August 26, 2024: 390,068,500

Grayscale® ETHEREUM MINI Trust (ETH)

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Mini Trust (ETH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Risk Factors” of our Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “SEC”) on July 18, 2024 (the “Registration Statement”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 16.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements”, “Risk Factors” in the Registration Statement and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM MINI TRUST (ETH)

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

June 30, 2024
Assets:
Cash	$100,000
Total assets	$100,000
Liabilities:
Total liabilities	-
Net assets	$100,000
Shares issued and outstanding, no par value (unlimited Shares authorized)	10,000
Net asset value per Share	$10.00

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST (ETH)

STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

For the Period from May 31, 2024 (Date of Seeding) to June 30, 2024
Increase (decrease) in net assets from operations:
Net investment loss	$-
Net realized gain (loss) on investment in Ether sold to pay expenses	-
Net realized gain (loss) on investment in Ether sold for redemption of Shares	-
Net change in unrealized appreciation (depreciation) on investment in Ether	-
Net increase (decrease) in net assets resulting from operations	-
Increase (decrease) in net assets from capital share transactions:
Shares issued	100,000
Shares redeemed	-
Net increase (decrease) in net assets resulting from capital share transactions	100,000
Total increase (decrease) in net assets from operations and capital share transactions	100,000
Net assets:
Beginning of period	-
End of period	$100,000
Change in Shares outstanding:
Shares outstanding at beginning of period	-
Shares issued	10,000
Shares redeemed	-
Net increase in Shares	10,000
Shares outstanding at end of period	10,000

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST (ETH)

STATEMENT OF CASH FLOWS (UNAUDITED)

For the Period from May 31, 2024 (Date of Seeding) to June 30, 2024
Cash provided by (used in) operating activities
Net increase (decrease) in net assets resulting from operations	$-
Net cash provided by (used in) operating activities	$-

Cash provided by financing activities
Proceeds from issuance of capital shares	$100,000
Net cash provided by financing activities	$100,000

Cash
Net increase (decrease) in cash	$100,000
Cash, beginning of period	-
Cash, end of period	$100,000

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST (ETH)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Mini Trust (ETH) (the “Trust”) is a Delaware Statutory Trust that was formed on April 23, 2024. Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). On July 18, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024. As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. The following notes to the unaudited financial statements have been prepared as of June 30, 2024. Please refer to the subsequent events discussed in Note 6, Subsequent Events, for details on the Initial Distribution (as defined below).

The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

In general, the Trust intends to hold Ethereum tokens (“Ether”) and, from time to time, issue common units of fractional undivided beneficial interest (“Shares”) in exchange for Ether. The Trust will seek to create and redeem Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket shall equal 10,000 Shares. The creation of a Basket will require the delivery to the Trust of the number of Ether represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket will require distribution by the Trust of the number of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Trust has had no operations other than a sale to the Sponsor of 10,000 shares of common stock for $100,000 ($10.00 per share). The Sponsor did not receive from the Trust, or any of its affiliates, any fee or other compensation in connection with the initial seed sale.

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and Coinbase Custody Trust Company, LLC (the “Custodian”) as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, although the Sponsor has determined that there are no liabilities that currently exist under these indemnities, there can be no assurances in this regard, there is no expectation that any will occur in the future.

Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

Calculation of Net Asset Value

The Trust’s Ether will be carried, for financial statement purposes, at fair value, as required by GAAP. The Trust’s policy will be to determine the fair value of Ether based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as Principal Market NAV.

The Trust will use the Index Price to calculate its net asset value (“NAV”) which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less the U.S. dollar value of the Trust’s expenses and other liabilities. NAV per Share is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with GAAP.

Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard going forward. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the period ended June 30, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2024.

3. Trust Expenses

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2024. In exchange for the Sponsor’s Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor has determined to waive a portion of the Sponsor’s Fee for the first six months, so that the fee will be 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceed $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion will be 0.15%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. After the six-month waiver period is over, the Sponsor’s Fee will be 0.15%.

There have been no Sponsor’s fees incurred as of June 30, 2024.

4. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis Global Trading, Inc., Grayscale and Grayscale Securities, LLC.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

As of June 30, 2024, the Sponsor owned 10,000 Shares of the Trust.

As of June 30, 2024, there are no amounts due to or from the related parties of the Trust.

5. Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses, as disclosed in Note 2, Indemnifications. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be against the Trust which cannot be predicted with any certainty.

6. Subsequent Events

On July 16, 2024, the Sponsor caused the Trust to distribute $100,000 to the Sponsor in redemption of the 10,000 Shares held by the Sponsor.

On July 8, 2024, the Sponsor of the Trust issued a press release announcing that the Sponsor, at the direction of its board of directors, declared a pro rata distribution on the shares of the Grayscale Ethereum Trust (ETH) (“ETHE”), a Delaware statutory trust sponsored by the Sponsor, pursuant to which each holder of ETHE shares as of 4:00 PM ET on July 18, 2024 (the “Record Date,” and such holders, the “ETHE Record Holders”) was entitled to receive Shares of the Trust in connection with its previously announced initial creation and distribution of such Shares (such transactions collectively, the “Initial Distribution”), as described in ETHE’s definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 18, 2024.

In the Initial Distribution, ETHE contributed approximately 10% of the Ether that it held as of 4:00 PM ET on the Record Date to the Trust, and each ETHE Record Holder was entitled to receive Shares pro rata based on a 1:1 ratio, such that for each one (1) ETHE share held by an ETHE Record Holder, such ETHE Record Holder was entitled to receive one (1) Share of the Trust on the Distribution Date.

In connection therewith, on July 23, 2024, ETHE completed its previously announced pro rata distribution of 310,158,500 Shares of the Trust to shareholders of ETHE as of 4:00 PM ET on the Record Date and contributed to the Trust an amount of Ether equal to approximately 10% of the total Ether held by ETHE as of the Record Date, equal to approximately 292,262.98913350 Ether, as consideration and in exchange for the issuance of Shares of the Trust.

On July 18, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. On July 18, 2024 the Sponsor amended its registration statement on Form S-1, originally filed on April 23, 2024, to register the Shares of the Trust under the Securities Act of 1933. The registration statement on Form S-1 was declared effective on July 22, 2024. Shares of the Trust began trading on NYSE Arca on July 23, 2024.

Effective July 23, 2024, the Sponsor has determined to waive a portion of the Sponsor’s Fee for the first six months, so that the fee will be 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceed $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion will be 0.15%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. After the six-month waiver period is over, the Sponsor’s Fee will be 0.15%.

As of the close of business on August 26, 2024, the fair value of Ether determined in accordance with the Trust’s accounting policy was $2,681.43 per Ether.

There are no known events that have occurred that require adjustment or additional disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Risk Factors” and “Forward-Looking Statements” or other sections of our Registration Statement.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether (or cash to acquire Ether) and redeem Baskets in exchange for Ether (or proceeds from the disposition of Ether) from the Trust. On July 22, 2024, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on July 23, 2024. The Trust issues shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Ether. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. The Trust is not managed like a business corporation or an active investment vehicle.

Recent Developments

The Initial Distribution

On July 23, 2024, the Grayscale Ethereum Trust (ETH) (“ETHE”) completed its previously announced pro rata distribution of 310,158,500 Shares of the Trust to shareholders of ETHE as of July 18, 2024 (the “Record Date”), as described in ETHE’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 23, 2024, ETHE contributed to the Trust an amount of Ether equal to 10% of the total Ether held by ETHE as of the Record Date, equal to approximately 292,262.98913350 Ether, as consideration and in exchange for the issuance of Shares of the Trust.

Subject to the limitations and qualifications set forth in ETHE’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (including with respect to the qualification of both ETHE and the Trust as grantor trusts for U.S. federal income tax purposes and the proper allocation of existing tax basis between ETHE shares and Shares of the Trust), it is expected that neither ETHE nor any beneficial owner of ETHE shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution. Accordingly, it is expected that neither ETHE’s contribution of Ether to the Trust nor ETHE’s distribution of Shares in the Trust to shareholders as of 4:00 PM ET on the Record Date will be reported to any beneficial owner of ETHE shares (or to any intermediary holding ETHE shares) as giving rise to income, gain, loss, deduction, credit or proceeds. Any beneficial owner of ETHE shares who receives Shares of the Trust in the Initial Distribution, and any intermediary holding ETHE shares or Shares of the Trust, should consult their own tax advisor regarding the U.S. federal income tax consequences of the Initial Distribution, including the proper allocation of existing tax basis between ETHE shares and Shares of the Trust. Please refer to ETHE’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024, for more information, including other U.S. federal income tax considerations relating to the Initial Distribution and ownership of Shares of the Trust.

Listing on NYSE Arca

On July 18, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on July 23, 2024, under the ticker symbol “ETH.”

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Ether for Share creations and the delivery of Ether for Share redemptions or for payment of expenses in Ether. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Ether.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Ether in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Ether traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market(or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of Ether received in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Period from May 31, 2024 (Date of Seeding) to June 30, 2024.

At June 30, 2024, the Trust had no operations other than a sale to the Sponsor of 10,000 shares of common stock for $100,000 ($10.00 per share).

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and does not otherwise have or maintain a cash balance at any time since the completion of the Initial Distribution. When selling Ether in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor will endeavor to sell the exact amount of Ether needed to pay expenses in order to minimize the Trust’s holdings of assets other than Ether. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust expected to be incurred is the Sponsor’s Fee and, if applicable, any Additional Trust Expenses.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the board of directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Risk Factors” of the registrant’s Registration Statement on Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 20, 2024, the Sponsor announced that it had approved the appointment of Peter Mintzberg to serve as the Sponsor’s new Chief Executive Officer, principal executive officer and member of the Board of Directors, effective August 15, 2024. Mr. Mintzberg succeeded Michael Sonnenshein, the former Chief Executive Officer and principal executive officer of the Sponsor, who stepped down from his position on May 20, 2024. Edward McGee, the Chief Financial Officer and principal financial officer of the Sponsor, served as principal executive officer on an interim basis from May 20, 2024 until August 15, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GLOSSARY OF DEFINED TERMS

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses)to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of Ether required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Ether (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Blockchain” or “Ethereum Blockchain”—The public transaction ledger of the Ethereum Network on which transactions in Ether are recorded.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Ether.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell Ether based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global exchange market for the trading of Ether, which consists of transactions on electronic Digital Asset Trading Platforms.

“Distribution Date”—July 23, 2024, the distribution date of the Trust’s Shares to ETHE shareholders in the Initial Distribution.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network.

“ETHE”—Grayscale Ethereum Trust (ETH), another Delaware Statutory Trust whose purpose is to hold Ether and which is sponsored by the Sponsor.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“GAAP”—United States generally accepted accounting principles.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Ether Price Index (ETX).

“Index Price”—The U.S. dollar value of an Ether derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in the Registration Statement for a description of how the Index Price is calculated.

“Investor”—Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“Initial Distribution”—The contribution by ETHE of 292,262.98913350 Ether to the Trust, in exchange for 310,158,500 newly created Shares of the Trust, which were distributed on the Distribution Date to ETHE shareholders as of the Record Date, pro rata based on a 1:1 ratio.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive Ether directly from the Trust’s Vault Balance. Because In-Kind Regulatory Approval has not been obtained, at this time Shares will not be created or redeemed through In-Kind Orders.

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Ether. In common with other spot Ether exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Ether in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

“Liquidity Engager”—Grayscale Investments, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Business—Valuation of Ether and Determination of NAV” in the Registration Statement. See also “Business—Trust Objective and Determination of Principal Market NAV and NAV” in the Registration Statement for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of Ether and Determination of NAV” in the Registration Statement.

“NYSE Arca”—NYSE Arca, Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Prime Broker”—Coinbase, Inc.

“Principal Market NAV”—The net asset value of the Trust determined on a GAAP basis.

“Record Date”—July 18, 2024, the record date for the Initial Distribution.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca.

“Securities Act”—The Securities Act of 1933, as amended.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in Ether, which accrues daily in U.S. dollars at an annual rate of 0.15% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor has determined to waive a portion of the Sponsor’s Fee for the first six months from July 23, 2024, as described in more detail under “The Offering—Trust Expenses” in the Registration Statement.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Ethereum Mini Trust (ETH), a Delaware statutory trust, formed on April 23, 2024 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement, dated as of July 17, 2024, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 and as the same may be amended from time to time.

“Trustee”—CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Ether on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Ethereum Mini Trust (ETH)

By	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
Member of the Board of Directors and Chief Executive Officer
	Title:	(Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
Member of the Board of Directors
and Chief Financial Officer
	Title:	(Principal Financial and Accounting Officer)*

Date: August 30, 2024

* The Registrant is a Trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC the Sponsor of the Registrant.