Form 10-Q
period 2025-03-31
Grayscale Ethereum Mini Trust ETF
filed 2025-05-02
CIK 2020455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42184

Grayscale Ethereum Mini Trust ETF

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6547880
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

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

Number of Shares of the registrant outstanding as of April 28, 2025: 50,530,788

Grayscale® ETHEREUM MINI Trust ETF

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Mini Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 30.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements”, “Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2025	December 31, 2024
Assets:
Investment in Ether, at fair value (cost $1,533,185 and $1,590,413 as of March 31, 2025 and December 31, 2024, respectively)	$834,039	$1,572,914
Total assets	$834,039	$1,572,914
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$834,039	$1,572,914
Shares issued and outstanding, no par value (unlimited Shares authorized)	48,450,788	49,970,788
Principal Market NAV per Share	$17.21	$31.48

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

March 31, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	456,425.17192874	$1,533,185	$834,039	100%
Total Investment		$1,533,185	$834,039	100%
Net assets			$834,039	100%

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	470,875.75775088	$1,590,413	$1,572,914	100%
Total Investment		$1,590,413	$1,572,914	100%
Net assets			$1,572,914	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENT OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

Three Months Ended March 31, 2025(1)
Investment income:
Investment income	$-
Expenses:
Sponsor’s Fee, related party	465
Gross expenses	465
Sponsor’s Fee Waiver, related party	(142)
Net expenses	323
Net investment loss	(323)
Net realized and unrealized loss from:
Net realized loss on investment in Ether sold to pay expenses	(122)
Net realized loss on investment in Ether sold for redemption of Shares	(35,193)
Net change in unrealized depreciation on investment in Ether	(681,647)
Net realized and unrealized loss on investment	(716,962)
Net decrease in net assets resulting from operations	$(717,285)
(1)
No comparative financial statements have been provided as the Trust’s operations commenced on July 23, 2024. Prior to the commencement of operations on July 23, 2024, the Sponsor redeemed the initial seed capital of 10,000 shares for $100,000.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

Three Months Ended March 31, 2025(1)
Decrease in net assets from operations:
Net investment loss	$(323)
Net realized loss on investment in Ether sold to pay expenses	(122)
Net realized loss on investment in Ether sold for redemption of Shares	(35,193)
Net change in unrealized depreciation on investment in Ether	(681,647)
Net decrease in net assets resulting from operations	(717,285)
Decrease in net assets from capital share transactions:
Shares issued	82,826
Shares redeemed	(104,416)
Net decrease in net assets resulting from capital share transactions	(21,590)
Total decrease in net assets from operations and capital share transactions	(738,875)
Net assets:
Beginning of period	1,572,914
End of period	$834,039
Change in Shares outstanding:
Shares outstanding at beginning of period	49,970,788
Shares issued	2,880,000
Shares redeemed	(4,400,000)
Net increase in Shares	(1,520,000)
Shares outstanding at end of period	48,450,788
(1)
No comparative financial statements have been provided as the Trust’s operations commenced on July 23, 2024. Prior to the commencement of operations on July 23, 2024, the Sponsor redeemed the initial seed capital of 10,000 shares for $100,000.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENT OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Three Months Ended March 31, 2025(1)
Cash provided by operating activities
Net decrease in net assets resulting from operations	$(717,285)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchases of Ether(2)	(81,803)
Proceeds from Ether sold to pay redemptions(2)	102,490
Proceeds from Ether sold to pay expenses	323
Net realized loss	35,315
Net change in unrealized depreciation on investment in Ether	681,647
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$20,687

Cash used in financing activities
Proceeds from issuance of capital shares(2)	$81,803
Payments for capital shares redeemed(2)	(102,490)
Net cash used in financing activities	$(20,687)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$323
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

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

On July 22, 2024, in connection with the approval of the 19b-4 Application on July 18, 2024 and the effectiveness of the registration statement on Form S-1, as amended, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Ether (or cash to acquire such amount of Ether) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Prior to July 23, 2024, the Trust had no operations other than matters relating to the sale, issuance and redemption of the Seed Shares.

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”) are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website https://www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investments products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

Liquidity Providers facilitate the purchase and sale of Ether in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 have been made. The results of operations for the period presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

The cost basis of the Ether received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investment in Ether	$834,039	$834,039	$-	$-

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in Ether	$1,572,914	$1,572,914	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statement of Operations.

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2025 and December 31, 2024, the Trust held 456,425.17192874 and 470,875.75775088 Ether, respectively.

The Trust determined the fair value per Ether to be $1,827.33 and $3,340.40 on March 31, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at July 23, 2024 (the Commencement of the Trust’s Operations)	-	$-
Ether contributed	216,682.35550389	706,933
Ether contributed from Initial Distribution(1)	292,262.98913350	1,010,935
Ether redeemed	(38,069.58688651)	(112,142)
Ether distributed for Sponsor’s Fee, related party	-	-
Net change in unrealized depreciation on investment in Ether	-	(17,499)
Net realized loss on investment in Ether sold to pay expenses	-	-
Net realized loss on investment in Ether sold for redemption of Shares	-	(15,313)
Balance at December 31, 2024	470,875.75775088	$1,572,914
Ether contributed	27,137.15738644	82,826
Ether redeemed	(41,455.92122604)	(104,416)
Ether distributed for Sponsor’s Fee, related party	(131.82198254)	(323)
Net change in unrealized depreciation on investment in Ether	-	(681,647)
Net realized loss on investment in Ether sold to pay expenses	-	(122)
Net realized loss on investment in Ether sold for redemption of Shares	-	(35,193)
Balance at March 31, 2025	456,425.17192874	$834,039
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million from Grayscale Ethereum Trust ETF, completed on July 23, 2024, as discussed in Note 4.

4. The Initial Distribution from the Grayscale Ethereum Trust ETF

On July 8, 2024, the Sponsor of the Trust at the direction of its board of directors declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Grayscale Ethereum Trust ETF (“ETHE”) shares as of 4:00 PM ET on July 18, 2024 (the “Record Date”) was entitled to receive Shares of the Trust, in connection with its previously announced initial creation and distribution of Shares of the Trust (such transactions collectively, the “Initial Distribution”).

On July 23, 2024, ETHE completed its previously announced pro rata distribution of 31,015,850 Shares of the Trust (retroactively adjusted to reflect the 1-for-10 Reverse Share Split of the Trust’s issued and outstanding Shares completed on November 19, 2024) to the shareholders of ETHE as of the Record Date and contributed to the Trust an amount of Ether equal to approximately 10% of the total Ether held by ETHE as of the Record Date, equal to 292,262.98913350 Ether, with a value of $1,010,934,757, as consideration and in exchange for the issuance of 31,015,850 Shares of the Trust at $32.59 per Share (retroactively adjusted to reflect the 1-for-10 Reverse Share Split of the Trust’s issued and outstanding Shares completed on November 19, 2024).

5. Creations and Redemptions of Shares

At March 31, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0094 of one Ether at both March 31, 2025 and December 31, 2024.

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

Three Months Ended March 31, 2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,880,000
Shares redeemed	(4,400,000)
Net Change in Number of Shares Issued and Redeemed	(1,520,000)

(Amounts in thousands)	Three Months Ended March 31, 2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$82,826
Shares redeemed	(104,416)
Net Change in Value of Shares Issued and Redeemed	$(21,590)

Ether receivable represents the value of Ether covered by contractually binding orders for the creation of Shares where the Ether has not yet been transferred to the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

As of March 31,
(Amounts in thousands)	2025
Ether receivable	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

As of March 31,
(Amounts in thousands)	2025
Ether payable	$-

6. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2025: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of both March 31, 2025 and December 31, 2024, 2,505 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2025.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceeded $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion would have become 0.15%. Following the expiration date of the six-month waiver period on January 23, 2025 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.15%. For the period from the Sponsor’s Fee Waiver Expiration Date through March 31, 2025, the Trust incurred Sponsor’s Fees of $322,439. As of March 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the Ether held by the Trust, and fluctuations in the price of Ether could materially and adversely affect an investment in the Shares of the Trust. The price of Ether has a limited history. During such history, Ether prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Ether, including, but not limited to, global Ether supply and demand, theft of Ether from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. Even though the Trust only holds Ether, these developments demonstrate the difficulty in applying the federal securities laws to digital assets generally, including Ether. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

9. Financial Highlights Per Share Performance

Three Months Ended March 31, 2025
Per Share Data:
Principal Market NAV, beginning of period	$31.48
Net decrease in net assets from investment operations:
Net investment loss	(0.01)
Net realized and unrealized loss	(14.26)
Net decrease in net assets resulting from operations	(14.27)
Principal Market NAV, end of period	$17.21
Total return	-45.33%
Ratios to average net assets:
Net investment loss	-0.10%
Net expenses	-0.10%

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

11. Subsequent Events

As of the close of business on April 28, 2025, the fair value of Ether determined in accordance with the Trust’s accounting policy was $1,797.80 per Ether.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 on July 18, 2024 and the effectiveness of the registration statement on Form S-1, as amended (File No. 333-278878), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Ether. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

The Trust is not managed like a business corporation or an active investment vehicle.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a wholly owned direct subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

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

The cost basis of the Ether received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2025

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

Three Months Ended March 31, 2025
Net realized and unrealized loss on investment in Ether	$(716,962)
Net decrease in net assets resulting from operations	$(717,285)
Net assets(1)	$834,039
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended March 31, 2025 was ($716,962), which includes a realized loss of ($122) on the transfer of Ether to pay the Sponsor’s Fee, a realized loss of ($35,193) on the sale of Ether to meet redemptions, and net change in unrealized depreciation on investment in Ether of ($681,647). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $1,827.33 per Ether as of March 31, 2025. Net decrease in net assets resulting from operations was ($717,285) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $323. Net assets decreased to $834,039 at March 31, 2025, a 47% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 132 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 41,456 Ether, with a value of $104,416 from the Trust, partially offset by the contribution of approximately 27,137 Ether with a value of $82,826 to the Trust in connection with Share creations during the period.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Quarterly Report was the Sponsor’s Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceeded $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion would have become 0.15%. Following the expiration date of the six-month waiver period on January 23, 2025 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.15%. For the period from the Sponsor’s Fee Waiver Expiration Date through March 31, 2025, the Trust incurred Sponsor’s Fees of $322,439.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

Three Months Ended March 31, 2025
(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	470,876
Creations	27,137
Redemptions	(41,456)
Sponsor’s Fee, related party	(132)
Closing balance	456,425
Accrued but unpaid Sponsor’s Fee, related party	-
Net closing balance	456,425
Number of Shares:
Opening balance	49,970,788
Creations	2,880,000
Redemptions	(4,400,000)
Closing balance	48,450,788

As of March 31, 2025
Price of Ether on principal market(1)	$1,827.33
Principal Market NAV per Share(2)	$17.21
Index Price(3)	$1,826.41
NAV per Share(3)	$17.21

(1)
The Trust performed an assessment of the principal market at March 31, 2025, and identified the principal market as Crypto.com.
(2)
As of March 31, 2025, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms (the “Constituent Trading Platforms”) included in the Index as of March 31, 2025 were Coinbase, Kraken, Bullish, and Crypto.com. On March 23, 2025, the Index Provider removed LMAX Digital from the Index due to the trading platform not meeting the Index Provider’s minimum liquidity requirement, and added Bullish to the Index, as part of its scheduled quarterly review. See “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of March 31, 2025, the Trust had a net closing balance of 456,425.17192874 Ether with a value of $833,619,498, based on the Index Price of $1,826.41 on March 31, 2025 (non-GAAP methodology). As of March 31, 2025, the total market value of the Trust’s Ether was $834,039,409, based on the price of one Ether in the principal market (Crypto.com) of $1,827.33 on March 31, 2025.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025. During such period, the Index Price has ranged from $1,813.80 to $4,050.21, with the straight average being $2,819.26 through March 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025	$2,819.26	$4,050.21	12/6/2024	$1,813.80	3/30/2025	$1,826.41	$1,826.41

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025. During such period, the price of Ether has ranged from $1,813.87 to $4,053.28, with the straight average being $2,819.22 through March 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025	$2,819.22	$4,053.28	12/6/2024	$1,813.87	3/30/2025	$1,827.33	$1,827.33

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025 and the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025.

ETH Premium/(Discount): ETH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025 divided by the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to March 31, 2025.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a Notice of Appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. The Sponsor and Grayscale Bitcoin Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 440 Baskets (4,400,000 Shares) during the three months ended March 31, 2025:

Period	Total Number of Shares of ETH Redeemed	Average Price Paid per Share of ETH(1)

January 1, 2025 - January 31, 2025	1,760,000	$29.79
February 1, 2025 - February 28, 2025	290,000	24.41
March 1, 2025 - March 31, 2025	2,350,000	18.29
Total	4,400,000	$23.29
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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Ether. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“CUTPA”— The Connecticut Unfair Trade Practices Act.

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

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Ethereum Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network. See “Item 1. Business—Overview of the Ethereum Industry and Market” in our Annual Report.

“ETHE”—Grayscale Ethereum Trust ETF, another Delaware Statutory Trust whose purpose is to hold Ether and which is sponsored by the Sponsor.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025 and a wholly owned direct subsidiary of GSO.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG.

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

“Index Price”—The U.S. dollar value of an Ether derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Ether Index Price shall mean the Index Price as defined herein.

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

“Initial Distribution”—The contribution by ETHE of 292,262.98913350 Ether to the Trust, in exchange for 31,015,850 newly created Shares of the Trust (retroactively adjusted to reflect the 1-for-10 Reverse Share Split of the Trust’s issued and outstanding Shares completed on November 19, 2024), which were distributed on July 23, 2024 to ETHE shareholders as of the Record Date, pro rata based on a 1:1 ratio.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“KYC”—Know-your-customer.

“Liquidity Engager”—Until December 31, 2024, GSI, and on or after January 1, 2025, GSIS, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated May 14, 2024, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of GSI with and into GSO, with GSO continuing as the surviving company.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report.

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

“Reorganization”—The internal corporate reorganization of GSI consummated on January 1, 2025.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSI was the sponsor of the Trust before January 1, 2025, GSO is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

“Sponsor’s Fee”—A fee, payable in Ether, which accrues daily in U.S. dollars at an annual rate of 0.15% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor has determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, from July 23, 2024 through January 23, 2025, as described in more detail under “Item 1. Business—Expenses; Sales of Ether” of the Trust’s Annual Report on Form 10-K.

“Sponsor’s Fee Waiver Expiration Date”—The expiration date of the six-month Sponsor’s Fee waiver, effective January 23, 2025.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Mini Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 2, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.