Form 10-Q
period 2025-09-30
Grayscale Ethereum Mini Trust ETF
filed 2025-11-05
CIK 2020455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Shares of the registrant outstanding as of October 31, 2025: 78,390,788

Grayscale® ETHEREUM MINI Trust ETF

Table of Contents

		Page
	Forward-Looking Statements	3

	Industry and Market Data	3

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Statements of Assets and Liabilities at September 30, 2025 and December 31, 2024	4

	Schedules of Investment at September 30, 2025 and December 31, 2024	5

	Statements of Operations for the Three and Nine Months Ended September 30, 2025 and the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	6

	Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2025 and the Period from May 31, 2024 (Date of Seeding) to September 30, 2024	7

	Statements of Cash Flows for the Nine Months Ended September 30, 2025 and the Period from May 31, 2024 (Date of Seeding) to September 30, 2024	8

	Notes to the Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

GLOSSARY OF DEFINED TERMS		32

SIGNATURES		38

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 32.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets:
Investment in Ether, at fair value (cost $2,499,861 and $1,590,413 as of September 30, 2025 and December 31, 2024, respectively)	$3,001,975	$1,572,914
Total assets	$3,001,975	$1,572,914
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$3,001,975	$1,572,914
Shares issued and outstanding, no par value (unlimited Shares authorized)	76,630,788	49,970,788
Principal Market NAV per Share	$39.17	$31.48

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

September 30, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	721,349.34169850	$2,499,861	$3,001,975	100%
Total Investment		$2,499,861	$3,001,975	100%
Net assets			$3,001,975	100%

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	470,875.75775088	$1,590,413	$1,572,914	100%
Total Investment		$1,590,413	$1,572,914	100%
Net assets			$1,572,914	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	992	276	1,863	276
Gross expenses	992	276	1,863	276
Sponsor’s Fee Waiver, related party	-	(276)	(142)	(276)
Net expenses	992	-	1,721	-
Net investment loss	(992)	-	(1,721)	-
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in Ether sold to pay expenses	152	-	(158)	-
Net realized gain (loss) on investment in Ether sold for redemption of Shares	66,728	(3,536)	25,468	(3,536)
Net change in unrealized appreciation (depreciation) on investment in Ether	866,043	(286,213)	519,613	(286,213)
Net realized and unrealized gain (loss) on investment	932,923	(289,749)	544,923	(289,749)
Net increase (decrease) in net assets resulting from operations	$931,931	$(289,749)	$543,202	$(289,749)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 31, 2024 (Date of Seeding) to September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(992)	$-	$(1,721)	$-
Net realized gain (loss) on investment in Ether sold to pay expenses	152	-	(158)	-
Net realized gain (loss) on investment in Ether sold for redemption of Shares	66,728	(3,536)	25,468	(3,536)
Net change in unrealized appreciation (depreciation) on investment in Ether	866,043	(286,213)	519,613	(286,213)
Net increase (decrease) in net assets resulting from operations	931,931	(289,749)	543,202	(289,749)
Increase in net assets from capital share transactions:
Shares issued	1,115,426	310,876	1,380,889	310,976
Shares issued from Initial Distribution(1)	-	1,010,935	-	1,010,935
Shares redeemed	(375,638)	(17,135)	(495,030)	(17,135)
Net increase in net assets resulting from capital share transactions	739,788	1,304,676	885,859	1,304,776
Total increase in net assets from operations and capital share transactions	1,671,719	1,014,927	1,429,061	1,015,027
Net assets:
Beginning of period	1,330,256	100	1,572,914	-
End of period	$3,001,975	$1,015,027	$3,001,975	$1,015,027
Change in Shares outstanding:(2)
Shares outstanding at beginning of period	56,140,788	1,000	49,970,788	-
Shares issued	30,270,000	11,143,000	41,530,000	11,144,000
Shares issued from Initial Distribution(1)	-	31,015,850	-	31,015,850
Shares redeemed	(9,780,000)	(641,000)	(14,870,000)	(641,000)
Net increase in Shares	20,490,000	41,517,850	26,660,000	41,518,850
Shares outstanding at end of period	76,630,788	41,518,850	76,630,788	41,518,850

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

GRAYSCALE ETHEREUM MINI TRUST ETF

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30, 2025	For the Period from May 31, 2024 (Date of Seeding) to September 30, 2024
Cash used in operating activities
Net increase (decrease) in net assets resulting from operations	$543,202	$(289,749)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of Ether(1)	$(1,370,858)	$(310,876)
Proceeds from Ether sold to pay redemptions(1)	487,679	17,035
Proceeds from Ether sold to pay expenses	1,721	-
Net realized (gain) loss	(25,310)	3,536
Net change in unrealized (appreciation) depreciation on investment in Ether	(519,613)	286,213
Change in operating assets and liabilities:
Sponsor’s Fee payable	-	-
Net cash used in operating activities	$(883,179)	$(293,841)

Cash provided by financing activities:
Proceeds from issuance of capital shares(1)(2)	$1,370,858	$310,976
Payments for capital shares redeemed(1)(2)	(487,679)	(17,135)
Net cash provided by financing activities	$883,179	$293,841

Cash:
Net increase in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$1,721	$-
Supplemental disclosure of noncash financing activities
Transfer of Ether from Initial Distribution(3)	$-	$1,010,935
(1)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.
(2)
Includes $100,000 seed investment from Grayscale Investments, LLC (“GSI”), as discussed in Note 1.
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

GSI was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

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

The Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker

Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Ether held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, on August 8, 2025, the Sponsor and Anchorage Digital Bank N.A. (“Anchorage Digital”), a national trust bank chartered by the Office of the Comptroller of the Currency, entered into a custodial services agreement (the “Master Custody Service Agreement”). On September 25, 2025, the Sponsor and Anchorage Digital entered into a certain Second Amendment to Master Custody Service Agreement (the “Second Amendment”), which provides that the Trust is added as a party to a certain Master Custody Service Agreement, dated as of August 8, 2025 (and together with the Second Amendment, the “Anchorage Digital Custodian Agreement”). Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Ether holdings.

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

On July 18, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-278878). On September 17, 2025, the SEC approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On September 29, 2025, the Sponsor’s application to list and trade the Trust’s Shares on NYSE Arca under the Generic Listing Standards was approved. The Trust’s trading symbol on NYSE Arca is “ETH” and the CUSIP number for its Shares is 38964R203.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and the period from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2024 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in Ether	$3,001,975	$3,001,975	$-	$-
December 31, 2024
Assets
Investment in Ether	$1,572,914	$1,572,914	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and December 31, 2024, the Trust held 721,349.34169850 and 470,875.75775088 Ether, respectively.

The Trust determined the fair value per Ether to be $4,161.61 and $3,340.40 on September 30, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at July 23, 2024 (the Commencement of the Trust’s Operations)	-	$-
Ether contributed	216,682.35550389	706,933
Ether contributed from Initial Distribution(1)	292,262.98913350	1,010,935
Ether redeemed	(38,069.58688651)	(112,142)
Ether distributed for Sponsor’s Fee, related party	-	-
Net change in unrealized depreciation on investment in Ether	-	(17,499)
Net realized loss on investment in Ether sold to pay expenses	-	-
Net realized loss on investment in Ether sold for redemption of Shares	-	(15,313)
Balance at December 31, 2024	470,875.75775088	$1,572,914
Ether contributed	391,068.13982899	1,380,889
Ether redeemed	(140,030.07824685)	(495,030)
Ether distributed for Sponsor’s Fee, related party	(564.47763452)	(1,721)
Net change in unrealized appreciation on investment in Ether	-	519,613
Net realized loss on investment in Ether sold to pay expenses	-	(158)
Net realized gain on investment in Ether sold for redemption of Shares	-	25,468
Balance at September 30, 2025	721,349.34169850	$3,001,975
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

5. Creations and Redemptions of Shares

At September 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0094 of one Ether at both September 30, 2025 and December 31, 2024.

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

	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	30,270,000	11,143,000	41,530,000	11,143,000
Shares issued from Initial Distribution(2)	-	31,015,850	-	31,015,850
Shares redeemed	(9,780,000)	(640,000)	(14,870,000)	(640,000)
Net Change in Number of Shares Issued and Redeemed	20,490,000	41,518,850	26,660,000	41,518,850

(Amounts in thousands)	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$1,115,426	$310,876	$1,380,889	$310,876
Shares issued from Initial Distribution(2)	-	1,010,935	-	1,010,935
Shares redeemed	(375,638)	(17,035)	(495,030)	(17,035)
Net Change in Value of Shares Issued and Redeemed	$739,788	$1,304,776	$885,859	$1,304,776
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

	As of September 30,
(Amounts in thousands)	2025	2024
Ether receivable	$-	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of September 30,
(Amounts in thousands)	2025	2024
Ether payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2025 and December 31, 2024, 1,955 and 2,505 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2025, or the period from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024.

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

For the three months ended September 30, 2025, the Trust incurred Sponsor’s Fees of $993,290. For the period from the Sponsor Fee Waiver Expiration Date through September 30, 2025, the Trust incurred Sponsor’s Fees of $1,720,471. As of September 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2025 and the period from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024(1)	Nine Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024(1)
Per Share Data:
Principal Market NAV, beginning of period	$23.70	$32.59	$31.48	$32.59
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.01)	(0.01)	(0.03)	(0.01)
Net realized and unrealized gain (loss)	15.48	(8.13)	7.72	(8.13)
Net increase (decrease) in net assets resulting from operations	15.47	(8.14)	7.69	(8.14)
Principal Market NAV, end of period	$39.17	$24.45	$39.17	$24.45
Total return	65.27%	-24.98%	24.43%	-24.98%
Ratios to average net assets:
Net investment loss	-0.15%	0.00%	-0.14%	0.00%
Gross expenses	-0.15%	-0.15%	-0.15%	-0.15%
Net expenses	-0.15%	0.00%	-0.14%	0.00%
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

11. Subsequent Events

On October 6, 2025, the Trust began staking its Ether pursuant to staking arrangements with the Custodian and certain third party staking providers, as described in the Trust’s Current Report on Form 8-K filed October 6, 2025.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on October 31, 2025, the fair value of Ether determined in accordance with the Trust’s accounting policy was $3,884.40 per Ether.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2025 and the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
Net realized and unrealized gain (loss) on investment in Ether	$932,923	$(289,749)	$544,923	$(289,749)
Net increase (decrease) in net assets resulting from operations	$931,931	$(289,749)	$543,202	$(289,749)
Net assets(1)	$3,001,975	$1,015,027	$3,001,975	$1,015,027
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Ether for the three months ended September 30, 2025 was $932,923, which includes a realized gain of $152 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $66,728 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of $866,043. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $2,516.23 per Ether as of June 30, 2025, to $4,161.61 per Ether as of September 30, 2025. Net increase in net assets resulting from operations was $931,931 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $992. Net assets increased to $3,001,975 at September 30, 2025, a 126% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 285,004 Ether with a value of $1,115,426 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 92,076 Ether with a value of $375,638 from the Trust, and the withdrawal of approximately 249 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Ether for the period from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024 was ($289,749), which includes a realized loss of ($3,536) on the sale of Ether to meet redemptions and net change in unrealized depreciation on investment in Ether of ($286,213). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,458.99 per Ether as of July 23, 2024 (the commencement of the Trust’s operations), to $2,594.43 per Ether as of September 30, 2024. Net decrease in net assets resulting from operations was ($289,749) for the period from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024, which consisted of the net realized and unrealized loss on investment in Ether. Net assets increased to $1,015,027 at September 30, 2024. The increase in net assets resulted from the contribution of approximately 105,001 Ether with a value of $310,876 to the Trust in connection with Share creations during the period and the contribution of approximately 292,263 Ether with a value of $1,010,935 to the Trust in connection with the Initial Distribution from Grayscale Ethereum Trust ETF, partially offset by the aforementioned Ether price depreciation and the redemption of approximately 6,031 Ether, with a value of $17,035 from the Trust.

Net realized and unrealized gain on investment in Ether for the nine months ended September 30, 2025 was $544,923, which includes a realized loss of ($158) on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $25,468 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of $519,613. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $3,340.40 per Ether as of December 31, 2024, to $4,161.61 per Ether as of September 30, 2025. Net increase in net assets resulting from operations was $543,202 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $1,721. Net assets increased to $3,001,975 at September 30, 2025, a 91% increase for the nine-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 391,068 Ether with a value of $1,380,889 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 140,031 Ether, with a value of$495,030 from the Trust and the withdrawal of approximately 564 Ether to pay the foregoing Sponsor’s Fee.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceeded $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion would have become 0.15%. Following the expiration date of the six-month waiver period on January 23, 2025 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.15%. For the period from the Sponsor’s Fee Waiver Expiration Date through September 30, 2025, the Trust incurred Sponsor’s Fees of $1,720,471.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024	Nine Months Ended September 30, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	528,670	-	470,876	-
Creations	285,004	105,001	391,068	105,001
Creation from Initial Distribution(1)	-	292,263	-	292,263
Redemptions	(92,076)	(6,031)	(140,031)	(6,031)
Sponsor’s Fee, related party	(249)	-	(564)	-
Closing balance	721,349	391,233	721,349	391,233
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	721,349	391,233	721,349	391,233
Number of Shares:(2)
Opening balance	56,140,788	-	49,970,788	-
Creations	30,270,000	11,143,000	41,530,000	11,143,000
Creation from Initial Distribution(1)	-	31,015,850	-	31,015,850
Redemptions	(9,780,000)	(640,000)	(14,870,000)	(640,000)
Closing balance	76,630,788	41,518,850	76,630,788	41,518,850

	As of September 30,
	2025	2024
Price of Ether on principal market(3)	$4,161.61	$2,594.43
Principal Market NAV per Share(2)(4)	$39.17	$24.45
Index Price(5)	$4,161.97	$2,592.73
NAV per Share(2)(5)	$39.18	$24.43

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
(3)
The Trust performed an assessment of the principal market at September 30, 2025, and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at September 30, 2024 and identified the principal market as Coinbase.
(4)
As of September 30, 2025, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of September 30, 2024, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(5)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. On September 21, 2025, the Index Provider added Gemini to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and removed Bullish due to the trading platform failing to meet the Index Provider’s minimum liquidity requirement, as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025, were Coinbase, Kraken, Crypto.com, LMAX Digital, and Gemini. The Digital Asset Trading Platforms included in the Index as of September 30, 2024, were Coinbase, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of September 30, 2025, the Trust had a net closing balance of 721,349.34169850 Ether with a value of $3,002,234,320, based on the Index Price of $4,161.97 on September 30, 2025 (non-GAAP methodology). As of September 30, 2025, the total market value of the Trust’s Ether was $3,001,974,634, based on the price of one Ether in the principal market (Crypto.com) of $4,161.61 on September 30, 2025.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025. During such period, the Index Price has ranged from $1,465.07 to $4,832.59, with the straight average being $2,922.05 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024	$2,650.95	$3,456.85	7/23/2024	$2,221.82	9/6/2024	$2,592.73	$2,592.73
Twelve months ended September 30, 2025	$2,974.04	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$4,161.97	$4,161.97
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025	$2,922.05	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$4,161.97	$4,161.97

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025. During such period, the price of Ether has ranged from $1,465.40 to $4,833.89, with the straight average being $2,922.05 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024	$2,650.90	$3,458.99	7/23/2024	$2,220.15	9/6/2024	$2,594.43	$2,594.43
Twelve months ended September 30, 2025	$2,974.06	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$4,161.61	$4,161.61
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025	$2,922.05	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$4,161.61	$4,161.61

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025 and the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025.

ETH Premium/(Discount): ETH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025 divided by the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as amended and supplemented from time to time.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report, as amended and supplemented by our Current Reports on Form 8-K, dated October 6, 2025 and September 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 978 Baskets (9,780,000 Shares) during the three months ended September 30, 2025.

Period	Total Number of Shares of ETH Redeemed	Average Price Paid per Share of ETH(1)

July 1, 2025 - July 31, 2025	-	$-
August 1, 2025 - August 31, 2025	5,270,000	36.14
September 1, 2025 - September 30, 2025	4,510,000	39.83
Total	9,780,000	$37.84
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
10.1

Second Amended and Restated Declaration of Trust and Trust Agreement of Grayscale Ethereum Mini Trust ETF, between the Sponsor and CSC Delaware Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on September 26, 2025)

10.2

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A.
(incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on September 26, 2025).

10.3

Second Amendment to Master Custody Service Agreement, dated September 25, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on September 26, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

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

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

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

“Trust”—Grayscale Ethereum Mini Trust ETF, a Delaware statutory trust, formed on April 23, 2024 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of September 25, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as may be amended from time to time.

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

Date: November 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.