Form 10-K
period 2025-12-31
Grayscale Ethereum Staking Mini ETF
filed 2026-02-25
CIK 2020455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-42184

Grayscale Ethereum Staking Mini ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6447880
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Ethereum Staking Mini ETF Shares	ETH	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2025, as reported by NYSE Arca, Inc. on that date: $1,331,604,817

Number of Shares of the registrant outstanding as of February 20, 2026: 84,750,788

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Staking Mini ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to, those described in “Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

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
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Ether.
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.
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
•
The value of the Shares relates directly to the value of Ether held by the Trust, the value of which may be highly volatile and subject to fluctuations.

•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares.
•
Digital Asset Trading Platforms may be exposed to front-running and wash-trading.
•
The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of Ether and adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

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
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.
•
Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.
•
The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.
•
Extraordinary expenses, tax liabilities arising from Ether sales without distributions, indemnification obligations, intellectual property claims, and disruptions from pandemics or other disasters could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

•
A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.
•
The Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
•
The uncertain and evolving tax treatment of the Trust, digital assets, Ether and transactions involving Ether under U.S. federal, state, and local tax laws could adversely affect the value of the Shares.

Risk Factors Related to Potential Conflicts of Interest

•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust.
•
Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it would trigger early termination of the Trust.

Risk Factors Related to Staking

•
The lack of ability to participate in any different form of Staking to the extent the Staking Condition is not satisfied, which could have adverse consequences for the Trust.
•
Staking introduces a risk of loss of Ether which could adversely affect the value of the Shares.
•
Staked Ether tokens will be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to the Trust.
•
The Trust will be dependent on third parties to effectively execute the Trust’s Staking Arrangements.
•
The regulatory landscape surrounding Staking is uncertain.
•
Beneficial owners of Shares could incur tax liabilities without receiving corresponding distributions from the Trust.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 122.

v

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Ethereum Staking Mini ETF (formerly known as Grayscale Ethereum Mini Trust ETF) (the “Trust”) is a Delaware Statutory Trust that was formed on April 23, 2024, by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Ethereum tokens (“Ether”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols.

As of December 31, 2025, the Trust holds approximately 0.6% of the Ether in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Ethereum Network. As a decentralized digital asset network, the Ethereum Network consists of several stakeholders, including core developers of Ether, users, services, businesses, validators and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of Ether confers no such rights.

On January 5, 2026, the Trust changed its name from Grayscale Ethereum Mini Trust ETF to Grayscale Ethereum Staking Mini ETF and previously, on November 4, 2024, the Trust changed its name from Grayscale Ethereum Mini Trust (ETH) to Grayscale Ethereum Mini Trust ETF, in each case by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. On July 18, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-278878). The Shares are listed on NYSE Arca under the ticker symbol “ETH.” The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a continuous basis pursuant to the registration statement under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of Ether.

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, including Ether earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Except for any Ether earned as Staking Consideration, the Trust does not seek to generate returns beyond tracking the price of Ether. There can be no assurance that the Trust will be able to achieve its investment objective. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect consolidated subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS is the sole remaining Sponsor. Prior to May 3, 2025, all references herein to the “Sponsor” shall be deemed to include both GSIS and GSO as Sponsors unless the context otherwise requires, and on or after May 3, 2025, all references herein to the “Sponsor” shall refer only to GSIS. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”), and Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time.

The Trust creates Baskets of Shares only upon receipt of Ether and redeems Shares only by distributing Ether or proceeds from the disposition of Ether. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders” in this Annual Report. The value of a Basket is based on the amount of Ether represented by the Basket, determined by reference to the Index Price. For a more detailed description of the Index and the Index Price, see “—The Index and the Index Price.” For a more detailed description of the creation and redemption procedures, see “—Description of Creation and Redemption of Shares.”

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at etfs.grayscale.com/eth, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, including Ether earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities.

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares directly from Authorized Participants. The value of the Shares may not reflect the value of the Trust’s Ether, less the Trust’s expenses and other liabilities, for a variety of reasons, including any halting of creations or redemptions by the Trust, Ether price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-concurrent trading hours between NYSE Arca and the global trading platform market for trading Ether. As a result, the Shares may trade at a premium over, or a discount to, the value of the Trust’s Ether, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective from time to time.

From July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.6%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.7%, and the average discount was 0.1%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a premium of 0.01% to the Trust’s NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that Ether is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Ether is a security, the Sponsor does not intend to permit the Trust to continue holding Ether in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940, as amended (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2025, each Share represented approximately 0.0094 of one Ether. The logistics of accepting, transferring and safekeeping of Ether are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are listed on NYSE Arca. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on etfs.grayscale.com/eth.
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

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for Ether transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling Ether as necessary to cover the Sponsor’s Fee, the Sponsor’s Staking Fee and/or any Additional Trust Expenses, (iii) transferring Ether in exchange for Baskets surrendered for redemption, (iv) causing the Sponsor to sell Ether on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof (subject to NYSE Arca obtaining regulatory approval from the SEC), as described in “—Incidental Rights and IR Virtual Currency” below, (vi) engaging in any form of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, (vii) receiving Staking Consideration and, after payment of the Sponsor’s Staking Fee therefrom, making distributions of Staking Consideration received by the Trust (or cash from the sale thereof), and (viii) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Prime Broker Agreement, the Index License Agreement and the Participant Agreements.

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

Staking

Staking on the Ethereum Network refers to using Ether, or permitting Ether to be used through an agent or otherwise, in the Ethereum Network’s proof-of-stake validation protocol, in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust Agreement provides that the Trust may engage in Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied. On October 6, 2025, the Staking Condition was satisfied with respect to the form of Staking described in this Annual Report, and on that date the Trust commenced Staking pursuant to the Staking Arrangements described below. The Sponsor may from time-to-time modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

Staking Arrangements and Provider-Facilitated Staking Model

The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), which may be affiliates of the Custodian or other trusted institutional validators, to stake the Trust’s Ether to a Staking Provider operating validator software and associated hardware (“Provider-Facilitated Staking”). The Sponsor anticipates that the Trust’s Ether is and will be staked exclusively by means of Provider-Facilitated Staking.

Under the Staking Arrangements, the Trust is permitted to accept only Staking Consideration received in the form of Ether, and is not permitted to accept any Other Staking Consideration in the form of other digital assets. Neither the Trust, nor the Sponsor on behalf of the Trust, has the ability under the Staking Arrangements to take advantage of any variations in the market to improve the investments of shareholders, including with respect to variations based on the value of Ether or the amount of Staking Consideration received as staking rewards. As a whole, the Staking Arrangements permit the Trust to retain ownership of its Ether at all times for U.S. federal income tax purposes while simultaneously protecting and conserving the Trust Estate by mitigating the risk that another party or group could control a majority of the Ethereum Network and engage in transactions that could reduce the Trust Estate’s value.

A Staking Provider must meet certain requirements in order to be selected to participate in the Provider-Facilitated Staking model contemplated by the Staking Arrangements. For example, each Staking Provider is required to be unrelated to both the Trust and the Sponsor. Under the Staking Arrangements, the Staking Provider bears all of its own expenses (including those on account of its validation activities).

The Staking Provider is the node operator and is obligated to operate the validator through which the Trust’s Ether is staked to ensure that validation occurs. The Trust’s Ether is currently staked from the Trust’s wallets administered by the Custodian, and the Staking Provider performs any related validation activities. The Trust retains control of its staked Ether because the Ethereum Network does not permit the Staking Provider to transfer staked Ether to any wallet other than as designated by the Sponsor. Because the Trust’s staked Ether cannot, pursuant to the Ethereum Network's protocol, be transferred other than as directed by the Sponsor, the Trust’s Ether is not deemed commingled with the Ether of any other Ether holder in connection with Staking, such as the Staking Provider or others who stake to the Staking Provider even if the Staking Provider is in receipt of other Ether holders’ Ether for validation purposes. The Trust does not itself undertake any validation activities, and the Sponsor is not required to perform any services. Moreover, the Sponsor is not required to make any decisions or take any actions, other than (i) selecting the Staking Provider(s) and entering into the corresponding Staking Arrangement(s), and (ii) determining, from time to time, what portion of the Trust’s Ether to stake and un-stake, and informing the Staking Provider(s) of those determinations.

The Sponsor currently engages in and anticipates that it will continue to engage in staking with respect to all of the Trust’s Ether at all times, except (i) as necessary to pay the Sponsor’s Fee, (ii) as necessary to pay any additional Trust expenses, (iii) as necessary to satisfy existing and reasonably foreseen potential redemption requests as determined by the Sponsor, (iv) as necessary to reduce the

Ether obtained by the Trust as Staking Consideration to cash for distribution at regular intervals, (v) if the Sponsor determines that Staking raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, (vi) if the Sponsor determines there exists vulnerabilities in the source code or cryptography underlying the Ethereum Network and any associated software, (vii) if the Custodian or Staking Provider discontinues their arrangements with the Trust, (viii) if the Sponsor otherwise determines that continued Staking of such portion of the Trust’s assets would be inconsistent with the Trust’s purpose of protecting and preserving the value of the Trust Estate, (ix) to fund or replenish the Liquidity Sleeve (as defined herein) or (x) in accordance with any other exception that is expressly contemplated by an opinion, ruling or tax guidance that satisfies the Staking Condition. All Ether received by the Trust in connection with the creation of new Shares, or as Staking Consideration, would also be staked upon receipt by the Trust, unless one or more of the exceptions described in clauses (i)-(ix) above applies. Moreover, any staked Ether which must be un-staked in order to fulfill a distribution in connection with a redemption (to the extent such distribution cannot be fulfilled utilizing the portion of the Trust’s Ether that has not been staked, or through another mechanism to manage liquidity in connection with Redemption Orders contemplated by an opinion of a Tax Advisor, a Tax Ruling or Tax Guidance that satisfies the Staking Condition) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through the Custodian, and such transaction is processed by the Ethereum Network. The Staking Provider is not able to transfer unstaked Ether or Staking Consideration to another address on the Ethereum Network.

The Sponsor has satisfied the Staking Condition with respect to certain liquidity procedures, which it believes will ensure that it will satisfy existing and reasonably foreseen redemption requests. Specifically, the Sponsor intends to maintain a portion of unstaked Ether in the Trust (the “Liquidity Sleeve”). Because the Ether in the Liquidity Sleeve is freely transferable, there is no timing mismatch between settlement of Shares in primary market redemptions and the Ether transfer time. The percentage of the Trust’s Ether comprising the Liquidity Sleeve will be dynamic and subject to adjustment based on anticipated primary and secondary market activity of the Shares and the Ether unstaking process. The Sponsor generally seeks to stake as much of the Trust’s Ether as is practicable (i.e., up to 100%) at all times, with the remainder of the Trust’s Ether remaining unstaked in order to address the various exceptions and other considerations described herein. The approximate percentage of the Trust’s Ether that is staked each day is reported the following day at 4:00 p.m., New York time, on etfs.grayscale.com/eth. In the future and subject to the satisfaction of the Staking Condition thereto, the Sponsor, on behalf of the Trust, may be able to enter into other financing arrangements or implement other mechanisms to manage Ether liquidity constraints, including entering into short-term financing arrangements with its Custodian to provide Ether to the Trust for settlement of trades with the Trust's Liquidity Provider(s), if necessary. These liquidity risk policies and procedures are intended to be consistent with NYSE Arca’s proposed generic listing standards.

Under the Staking Arrangements, any Staking Consideration earned accrues in accordance with the Ethereum Network’s rewards distribution mechanism to the Trust’s wallets administered by the Custodian. Periodically, the Trust may either (i) distribute Ether received as Staking Consideration to the Trust’s beneficiaries (likely using a liquidating agent), (ii) sell that Ether for cash and distribute the proceeds to the Trust’s beneficiaries, (iii) retain the Ether in the Trust, (iv) pay a portion of the Staking Consideration to the Sponsor (the “Sponsor’s Staking Fee”) as consideration for its facilitation of the Staking Arrangements or (v) a combination of the foregoing, in the Sponsor’s sole discretion. The Sponsor has implemented a staking policy with respect to the Trust, which describes the frequency of, and conditions under which the Trust will make such distributions, if any, to the Trust’s beneficiaries. The Sponsor has made such staking policy available to shareholders on the Sponsor’s website. Subject to any slashing risk, the Trust (through the Custodian) will maintain control and remain the record and beneficial owner of the staked tokens at all times, and the tokens will remain associated with the Trust’s wallet.

As of October 6, 2025, and pursuant to the Staking Arrangements, the Custodian and the Staking Provider became entitled to receive a portion of the gross Staking Consideration generated under the Staking Arrangements, reflecting the Custodian’s fee and the Staking Provider’s share of such Staking Consideration, with the remainder received by the Trust. The allocation of gross Staking Consideration between the Custodian and the Staking Provider reflects an arm’s length allocation that is independent of the expenses of both the Staking Provider and Custodian, and may be stated as a percentage of the gross Staking Consideration. In addition, pursuant to the Trust Agreement and as consideration for the Sponsor’s facilitation of Staking, the Sponsor is permitted to receive a fee equal to a portion of the Staking Consideration, payable in Ether, which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Fee is payable to the Sponsor daily in arrears. As of October 6, 2025, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of such Staking Consideration comprise an aggregate of 6% of the gross Staking Consideration generated under the Staking Arrangements. The Trust receives and retains the remainder of such gross Staking Consideration.

From time to time, the Trust may distribute Ether (or cash from the sale of Ether) received as Staking Consideration to the Trust’s shareholders. The Sponsor has implemented a staking policy with respect to the Trust, which describes the frequency of, and conditions under which the Trust will make such distributions, if any, to the Trust’s beneficiaries, which is available to shareholders on the Sponsor’s website.

The Staking Arrangements are based on market terms, consistent with those typically offered by leading digital asset firms that offer staking functionality. However, the Trust has and will continue to negotiate certain provisions as necessary or helpful to preserve the Trust’s status as a grantor trust and the security of the Trust’s Ether, as well as to address governmental, policy or regulatory concerns. For example, unlike certain digital asset firms that offer staking functionality through which one’s Ether is pooled with that of others (including, potentially, the Staking Provider in its general staking offerings), the Staking Arrangements do not permit the Trust’s Ether to be pooled with that of other Ether holders, including the Staking Provider or others that stake to the Staking Provider, as described above. In addition, the portion of staking rewards to be received by the Staking Provider is an agreed percentage of block rewards and transaction fees generated by the validating activities, unlike certain alternative staking arrangements under which a staking provider may be compensated as an agreed percentage of Ether staked.

The Trust has no right to direct the Staking Provider in the conduct of validation activities, except to stake, un-stake and withdraw its staked Ether pursuant to instructions delivered to the Custodian, and does not and will not bear any expenses incurred by the Staking Provider in conducting those activities. In particular, the amount of any Staking Consideration that the Trust receives is not and will not be determined with reference to any expenses incurred by the Custodian or the Staking Provider. The Staking Arrangements do not include any obligation of the Trust to continue staking its Ether, or for the Custodian or the Staking Provider to continue the Staking Arrangements, other than to the extent the Trust’s Ether cannot immediately be un-staked due to requirements of the Ethereum protocol. There may also be instances where the Staking Provider may pause or terminate its validation activities due to its own independent assessment of the vulnerabilities of the Ethereum Network which would result in the Trust’s Ether not being staked for a period of time. The Sponsor anticipates that the Ethereum protocol and the Staking Arrangements will permit withdrawal of staked Ether at regular intervals. The Sponsor believes that market practice for Provider-Facilitated Staking arrangements has largely become standardized, with little variation in terms, and therefore, the Sponsor anticipates that the Staking Arrangements generally align with the current practice of Staking Providers’ arrangements with other similarly situated third parties, subject to the negotiation of certain bespoke terms outlined above. Accordingly, and because transitioning to a new Staking Provider would involve friction costs, the Sponsor does not expect the Trust to change Staking Providers frequently, if at all. In addition, while the Trust may enter into Staking Arrangements with multiple Staking Providers, the Sponsor anticipates that any such arrangements would be substantively identical in all material respects to the Staking Arrangements described herein, including, for the avoidance of doubt, the bespoke terms of the Staking Arrangements outlined above. Any material deviation from the Staking Arrangements as described herein would be disclosed in the Trust’s subsequent filings with the Commission.

The Staking Arrangements have not and will not involve a disposition of the Trust’s Ether unless the Staking Provider commits a slash-worthy offense. Slashing would only occur if the Staking Provider fails to act timely and accurately in validating new transactions or takes other proscribed actions, and the occurrence of such events is exceedingly rare. In light of the mechanical and standardized nature of validation activities, the Sponsor does not anticipate that the Staking Provider, which is expected to be an institution of recognized and trusted standing in the digital asset marketplace, with whom the Sponsor has had extensive prior interaction, will commit any slash-worthy offenses in the conduct of the Provider-Facilitated Staking activities. The Sponsor has the right to direct the Custodian to cease staking the Trust’s Ether with the Staking Provider at any time, subject to the extent the Trust’s Ether cannot immediately be un-staked due to technical considerations, and the Sponsor expects that notice of any slashing event will be timely and permit the Sponsor to halt the staking of the Trust’s Ether, thereby mitigating the risk of permanent loss of the Trust’s Ether without replacement.

Security and Controls

The Trust’s Custodian has multiple layers of security protocols intended to protect the Trust’s assets from unauthorized access or transfer, which remain in place when the Trust’s Ether is staked.

The Trust’s Ether is staked from the Trust’s wallets and is not transferred to any other wallet to be staked. The Ethereum protocol limits the activities of the Staking Provider to executing only those activities specified by the protocol, such as staking, un-staking and performing validation activities and does not enable the Staking Provider to unilaterally transfer staked assets to any wallet not specified by the Sponsor. Accordingly, the Staking Provider does not have any powers to move the Trust’s staked Ether other than to stake or un-stake Ether at the direction of the Sponsor. In particular, the Staking Provider is not authorized to leverage or rehypothecate the Trust’s Ether. The Staking Provider is also not able to change the designated wallet addresses on the Ethereum Network to which staked Ether is to be withdrawn or to which Staking Consideration shall be sent.

In addition, the Staking Arrangements do not alter the Trust’s custody environment or security procedures. The controls currently in place between the Sponsor and the Custodian also govern the activities related to staking and un-staking Ether, as outlined in the Staking Arrangements.

The foregoing description of the Staking Arrangements does not purport to be complete and is qualified in its entirety by reference to the full text of the staking addendum to the Prime Broker Agreement between the Trust and the Custodian, a copy of which is attached as an exhibit hereto and incorporated herein by reference.

Incidental Rights and IR Virtual Currency

The Sponsor has notified the Prime Broker, the Custodian and Coinbase Credit, Inc. (“Coinbase Credit”), on behalf of the Trust (such notice, the “Pre-Creation/Redemption Abandonment Notices”) that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares (each such time, a “Creation Time” or “Redemption Time”, respectively), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to the Pre-Creation/Redemption Abandonment Notices is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Right or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Right or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Right or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An “Affirmative Action” refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

As a result of the Pre-Creation/Redemption Abandonment Notices, the Trust generally has abandoned, prior to each relevant Creation Time or Redemption Time, any Incidental Right or IR Virtual Currency that it may have had any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit has/have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Prime Broker, the Custodian and Coinbase Credit. In addition, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Right or IR Virtual Currency and, therefore, irrevocably abandon any Incidental Right and IR Virtual Currency to which the Trust may become entitled in the future.

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

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, including Ether earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on NYSE Arca (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 4:00 a.m. until 8:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

New Ether are created and rewarded to validators for participating in the Ethereum proof-of-stake consensus mechanism, including proposing blocks, attesting to blocks and performing other validator duties defined by the protocol. The Blockchain is effectively a decentralized database that includes all blocks that have been validated and it is updated to include new blocks as they are validated. Each Ether transaction is broadcast to the Ethereum Network and, when included in a block, recorded in the Blockchain. As each new block records outstanding Ether transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions of the Ethereum Network. For further details, see “—Creation of New Ether” below.

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

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of Ether.

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

More recently, the Ethereum Network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During the twelve months ended December 31, 2025, between approximately $44 billion and $97 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum Network.

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

Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”. As of December 31, 2025, every 12 seconds, approximately, a new block is added to the Blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded Ether.

Limits on Ether Supply

The rate at which new Ether are issued and put into circulation is expected to vary. In September 2022 the Ethereum Network converted from proof-of-work to a new proof-of-stake consensus mechanism. As of December 31, 2025, approximately 2,689 Ether are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new Ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which Ether are removed from supply at a rate that varies with network usage. See “—Modifications to the Ethereum Protocol.” On occasion, the Ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new Ether issuances and could turn the Ether supply deflationary over the long term.

As of December 31, 2025, approximately 121 million Ether were outstanding.

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

For example, in 2019 the Ethereum Network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum Network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purpose of Byzantium was to increase the network’s privacy, security, and scalability and reduce the block reward from 5.0 Ether to 3.0 Ether. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. Another network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more resistant to denial of service attacks, enable greater interoperability between the Ethereum Network and Zcash network, as well as other Equihash-based proof-of-work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. The purpose of these upgrades was to prepare the Ethereum Network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 Ether to 2.0 Ether. In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum Network’s consensus mechanism to include proof-of-stake. In April 2023, the Ethereum Network completed a network upgrade called Shapella, which enabled users to unstake their previously-staked Ether and remove it from the relevant smart contract. In March 2024, the Ethereum Network completed a network upgrade called Dencun, which enabled “proto-danksharding.” The purpose of proto-danksharding is to increase scalability of the Ethereum Network by allowing easy synchronization with Layer 2 networks capable of processing many more transactions than the Layer 1 blockchain alone. The intended effect would be to increase the rate of transactions that can be processed by the Ethereum Network. Forthcoming planned upgrades include Pectra, which intends to, among other changes, increase the maximum amount of Ether that a validator can stake from 32 to 2,048.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of Ether. The release of updates to the Ethereum Network’s source code does not guarantee that the updates will be automatically adopted. Users and validators must accept any changes made to the Ethereum source code by downloading the proposed modification of the Ethereum Network’s source code. A modification of the Ethereum Network’s source code is effective only with respect to the Ethereum users and validators that download it. If a modification is accepted by only a percentage of users and validators, a division in the Ethereum Network may occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum Network only if accepted by participants collectively having most of the validation power on the Ethereum Network.

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

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum Network contains certain flaws. For example, the Ethereum Network is currently vulnerable to attacks where, if a validator or group of validators acting in concert were to gain control of more than certain thresholds of staked Ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain. As of the date of this Annual Report, the top three largest staking pools controlled approximately 38% of the Ether staked on the Ethereum Network. Any future attacks on the Ethereum Network could negatively impact the perception of the Ethereum Network, the value of Ether, and the value of the Shares.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets, including Ether. Any similar attacks on the Ethereum Network that impact the ability to transfer Ether could have a material adverse effect on the price of Ether and the value of the Shares. This is not intended as an exhaustive list of all forms of attack against the Ethereum Network. For additional information, see “Item 1A. Risk Factors—Risk Factors Related to Digital Assets.”

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

A validator is a node on a proof-of-stake blockchain that is responsible for securing the network, storing the history of transactions and confirming the validity of new transactions added to the next block in the chain. On the Ethereum Network, a validator must stake 32 Ether in order to participate in maintaining the network. When a validator participates in adding a block to the Blockchain, the validator receives a fee, sometimes referred to as a block reward. Validators range from Ethereum enthusiasts to professional operations that design and build dedicated machines and data centers. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. See “—Creation of New Ether” and “—Proof-of-Stake Process” above.

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Ether transactions through the direct sending of Ether over the Ethereum Network. While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, Ether has not yet been accepted in the same manner because Ether has a slightly different purpose than Bitcoin. Ether’s primary purpose is its use as payment for transaction fees and computational services (i.e., smart contracts) on the Ethereum Network. In the year ended December 31, 2025, the Ethereum Network facilitated daily transaction values between approximately $1.8 billion and approximately $41.4 billion. For reference, the Bitcoin network facilitated daily transaction values between approximately $2.9 billion and $54.5 billion over the same period. If the Ethereum Network’s smart contract capabilities are not more widely utilized, it may struggle to compete with other digital assets.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Ether. For example, Coinbase, Kraken, LMAX Digital and Crypto.com are some of the largest Digital Asset Trading Platforms by volume traded. For storing Ether, Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Ether for users. As the Ethereum Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Ethereum Network.

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

Some industry groups have also created private, permissioned blockchains. For example, J.P. Morgan has developed a platform called Kinexys (formerly known as Onyx), which is described as a blockchain-based platform designed for use by the financial services industry.

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

As of December 31, 2025, the Digital Asset Trading Platforms included in the Index were Bitstamp by Robinhood, Coinbase, Crypto.com, Gemini, Kraken and LMAX Digital. The Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the inclusion criteria and jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

Bitstamp by Robinhood: A U.K.-based trading platform that has U.S. operations and entities registered as money service businesses (“MSBs”) with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), holds a BitLicense, and that is licensed as a money transmitter in various U.S. states.

Coinbase: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense, licensed as a money transmitter in various U.S. states, and chartered as a limited purpose trust company under New York Banking Law.

Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.

Gemini: A U.S.-based trading platform that has entities registered as MSBs with FinCEN and that is licensed as a money transmitter in various U.S. states. Gemini is exempt from applying for a BitLicense under the framework established by NYDFS because of their trust charter under New York Banking Law.

Kraken: A U.S.-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a Special Purpose Depository Institution by the Wyoming Division of Banking. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform that has entities registered as a broker with the U.K. Financial Conduct Authority, and that is licensed as an MSB with FinCEN and regulated by the Gibraltar Financial Services Commission.

Currently, there are several Digital Asset Trading Platforms operating worldwide, and online Digital Asset Trading Platforms represent a substantial percentage of Ether buying and selling activity and provide the most data with respect to prevailing valuations of Ether. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling Ether. The below table reflects the trading volume in Ether and market share of the Ether-U.S. dollar trading pair of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2025 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2025	Volume (Ether)	Market Share(1)
Crypto.com	178,236,670	58.73%
Coinbase	71,675,952	23.62%
Kraken	12,768,772	4.21%
LMAX Digital	9,440,102	3.11%
Bitstamp by Robinhood	6,337,367	2.09%
Gemini	5,410,422	1.78%
Total Ether-U.S. Dollar trading pair	283,869,285	93.54%
(1)
Market share is calculated using trading volume (in Ether) for certain Digital Asset Trading Platforms, including Coinbase, Kraken, Gemini, LMAX Digital, Crypto.com, and Bitstamp by Robinhood, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2025, including Binance. US, (data included from February 18, 2025), Bitfinex, Bitflyer, Bullish, CEX.IO and itBit.

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of Ether, third parties may be able to purchase and sell Ether on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Ether on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.69% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.23%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.003%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Ether.

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

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

All references to the NAV and NAV per Share of the Trust in this report have been calculated using the Index Price unless indicated otherwise.

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Index based on a methodology developed by the Index Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.

•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of anti-money laundering (“AML”) and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Index Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC)

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider may also exclude certain exchanges that require additional support from contributing exchanges at its discretion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Ether derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of Ether derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

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

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria as well as other requirements detailed in the Index Methodology. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will provide updates of such changes in the Trust’s quarterly reports on Form 10-Q. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

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

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for Ether, then the Sponsor will contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for Ether, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its Ether for operational purposes by reference to the Index Price. The Index Price is the value of an Ether as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Coinbase, Kraken, LMAX Digital and Crypto.com.

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

3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration's “pro-innovation mindset toward digital assets and blockchain technologies.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken, (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last

Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Ether, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

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

The CFTC has regulatory jurisdiction over the Ether futures markets because the CFTC believes that Ether is a non-security “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”) and the rules thereunder, such that it takes the position that it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for Ether. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot Ether that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Ether futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for Ether trading or transactions.

In February 2021, certain designated contract markets (“DCMs”) registered with the CFTC, including the CME, launched new contracts for Ether futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of Ether futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other Ether prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request. In December 2025, the CFTC announced that spot digital assets could begin being traded on CFTC-registered futures exchanges. Soon after, spot digital assets began trading on Bitnomial, a CFTC-registered futures exchange and member of the Intermarket Surveillance Group, a global body of exchanges sharing surveillance information with member exchanges.

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

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on April 23, 2024 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On November 4, 2024, the Trust changed its name from Grayscale Ethereum Mini Trust (ETH) to Grayscale Ethereum Mini Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. Thereafter, on January 5, 2026, the Trust changed its name from Grayscale Ethereum Mini Trust ETF to Grayscale Ethereum Staking Mini ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s Ether are held by the Custodian on behalf of the Trust. The Trust’s Ether will be transferred out of the Vault Balance only in the following circumstances: (i) transferred to pay the Sponsor’s Fee, the Sponsor’s Staking Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of Ether by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The Trust creates and redeems Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, etfs.grayscale.com/eth, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of Ether and Determination of NAV.”

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

Ether pricing information is available on a 24-hour basis from various financial information service providers or Ethereum Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2025, the Constituent Trading Platforms of the Index were Coinbase, Kraken, Gemini, LMAX Digital, Crypto.com, and Bitstamp by Robinhood. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

As of the date of this Annual Report, the Trust’s Sponsor is Grayscale Investments Sponsors, LLC. Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a consolidated subsidiary of DCG. See “—Overview of the Trust and the Shares” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the indirect parent company of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the indirect parent company of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and, following their uplisting on July 23, 2024, listing of the Shares on NYSE Arca. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

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

Marketing Agent Agreement

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated May 23, 2024 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent” or “Foreside”). Under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

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

COINDESK® and COINDESK ETHER PRICE INDEX (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

CDI is not the issuer or producer of the Trust and has no responsibilities, obligations, or duties to investors in or holders of the Trust. The Index is licensed for use by the Sponsor as the sponsor of the Trust. The only relationship that CDI has with the Sponsor in respect of the Trust is the licensing of the Index, which is administered and published by CDI, or any successor thereto, without regard to the Sponsor or the owners or holders of Shares of the Trust.

Investors or holders acquire shares of the Trust offered by the Sponsor and investors and holders neither acquire any interest in the Index nor enter into any relationship of any kind whatsoever with CDI upon making an investment in or acquisition of the Trust. The Trust is not sponsored, endorsed, sold, or promoted by CDI. CDI makes no representation or warranty, express or implied, regarding the advisability of investing in or otherwise acquiring the Trust or the advisability of investing in securities or digital assets generally or the ability of the Index to track corresponding or relative market performance. CDI has not passed on the legality or suitability of the Trust with respect to any person or entity. CDI is not responsible for, nor has participated in, the determination of the timing of, prices at, or quantities of the Trust to be issued. CDI has no obligation to take the needs of the Sponsor or the owners or holders of the Trust or any other third party into consideration in administering, composing, calculating, or publishing the Index. CDI has no obligation or liability in connection with administration, marketing, or trading of the Trust.

The licensing agreement between the Sponsor and CDI is solely for the benefit of the Sponsor and CDI and not for the benefit of the owners or holders of Shares of the Trust or any other third parties.

CDI shall have no liability to the Sponsor, the Trust, investors, holders or other third parties for the quality, accuracy and/or completeness of the index or any data included therein or for interruptions in the delivery of the data. CDI hereby expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any other data included therein. CDI reserves the right to change the methods of calculation or publication, or to cease the calculation or publication of the Index and shall not be liable for any miscalculation of or any incorrect, delayed, or interrupted publication with respect to the Index. CDI shall not be liable for any damages, including, without limitation, any special, indirect or consequential damages, or any lost profits, even if advised of the possibility of such, resulting from the use of the Index or any other data included therein or with respect to the Trust.

Administration and Accounting Agreement

The Sponsor has entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon (the “Fund Administration and Accounting Agreement”), to provide administration and accounting services to the Trust. Pursuant to the terms of the Fund Administration and Accounting Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Fund Administration and Accounting Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

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

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as a co-transfer agent for the Trust (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency Agreement is available for inspection at the Sponsor’s principal office identified herein.

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

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to In-Kind Orders (as defined below), must own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). See “—Description of Creation and Redemption of Shares.”

As of the date of this filing, NYSE Arca has received regulatory approval permitting the Trust to conduct creations and redemptions of Shares via in-kind transactions with Authorized Participants or AP Designees in exchange for Ether. The Trust is also able to accept Cash Orders (as defined herein). Accordingly, the Trust is permitted to conduct creations and redemptions of Shares pursuant to In-Kind Orders and Cash Orders (each as described herein). See “Item 1A. Risk Factors—Risk Factors Related to the
Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

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

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of Ether in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

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

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Prime Broker Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Prime Broker Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Prime Broker Agreement, the Custodian controls and secures the Trust’s “Vault Balance,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Ether, on the Trust’s behalf. The Custodian’s services (i) allow Ether to be deposited from a public blockchain address to the Trust’s Vault Balance and (ii) allow the Trust or Sponsor to withdraw Ether from the Trust’s Vault Balance to a public blockchain address the Trust or Sponsor controls (the “Custodial and Prime Broker Services”). Pursuant to the addendum to the Coinbase Custody Custodial Services Agreement attached as Exhibit A to the Coinbase Prime Broker Agreement, the Sponsor has caused, and from time to time may cause, the Trust to enter into Staking Arrangements with the Custodian and one or more Staking Providers, which may be affiliates of the Custodian or other trusted institutional validators, to stake the Trust’s Ether via Provider-Facilitated Staking. The Sponsor anticipates that the Trust’s Ether is and will be staked exclusively by means of Provider-Facilitated Staking.

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

The Additional Custodian

In addition, Anchorage Digital Bank N.A. (“Anchorage Digital” or the “Additional Custodian”), a national trust bank chartered by the Office of the Comptroller of the Currency, provides services related to custody and safekeeping of the Trust’s Ether holdings, pursuant to a Master Custody Services Agreement, dated as of August 8, 2025 (the “Anchorage Digital Custodian Agreement”).

The Sponsor currently utilizes Anchorage Digital’s services to custody a portion of the Trust’s Ether. The Trust’s existing custody arrangement with Coinbase Custody Trust Company, LLC is unaffected by the Trust’s entry into the Anchorage Digital Custodian Agreement, and Coinbase remains the Trust’s primary custodian. The Sponsor shall, in its sole discretion, determine the amounts held at either custodian as permitted by the Trust Agreement. At the current time, the Sponsor has not determined the total amount of the Trust’s Ether it will move to Anchorage Digital. The addition of Anchorage Digital reflects the Sponsor’s ongoing risk management approach as part of the Trust’s growing size. References to the “Custodian” in this Annual Report refer to Coinbase Custody Trust Company, LLC, Anchorage Digital and/or other custodians, collectively or in their individual capacities, as the context may require.

Under the Anchorage Digital Custodian Agreement, Anchorage Digital is required to keep all of the private keys associated with the Trust’s Ether held at Anchorage Digital in cold storage.

In the event of a fork of the Blockchain, the Anchorage Digital Custodian Agreement provides that Anchorage Digital may temporarily suspend services, and may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that Anchorage shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol.

The Anchorage Digital Custodian Agreement requires the Trust to indemnify Anchorage Digital, its affiliates and their respective officers, directors, agents, employees and representatives against certain losses arising from or related to the Trust’s material breach of the Anchorage Digital Custodian Agreement, among other things, except where a claim was caused by certain acts of Anchorage Digital. The Anchorage Digital Custodian Agreement also requires Anchorage Digital to maintain insurance policies and coverage.

The foregoing description of the Anchorage Digital Custodian Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Anchorage Digital Custodian Agreement filed as an exhibit to the Trust’s Current Report on Form 8-K filed on August 8, 2025, which is incorporated by reference herein.

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

In its capacity as marketing agent, Foreside provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

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

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. The Sponsor is also permitted to make certain restatements, amendments or supplements to the Trust Agreement that would materially adversely affect the interests of the shareholders as determined by the Sponsor in its sole discretion with a 20-day notice to shareholders. Additionally, the Sponsor is permitted to make certain restatements, amendments or supplements to the Trust Agreement that could adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes, but only if certain conditions set forth in the amendments relating to the qualification of the Trust as a grantor trust for U.S. federal income tax purposes are satisfied. Furthermore, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Distributions

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

Redemption of Shares

Shares are redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets by distributing Ether or proceeds from the disposition of Ether, an Authorized Participant may submit either In-Kind Orders or Cash Orders. In a Cash Order, the Authorized Participant will accept cash from the Cash Account (as defined herein) in connection with the redemption of Baskets. In an In-Kind Order, the Authorized Participant or its AP Designee will receive Ether directly from the Trust in connection with the redemption of Baskets.

Cash Orders are facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC, which acts on behalf of the Trust in its capacity as Liquidity Engager and will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving Ether in connection with such orders. See “Description of Creation and Redemption of Shares.”

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit or debit, as applicable the number of Baskets to the applicable Authorized Participant. The Transfer Agent will issue or cancel Baskets, as applicable. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of any creation or redemption pursuant to In-Kind Orders, own an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant and maintain an account with the Custodian (or if the Authorized Participant does not itself trade in Ether, a designee of such Authorized Participant (each, an “AP Designee”) must own an Ether wallet address that is known to the Custodian as belonging to such AP Designee and maintain an account with the Custodian.

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

Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC. On an order-by-order basis, Grayscale Investments Sponsors, LLC, acting in its capacity as Liquidity Engager will engage one or more Liquidity Providers to obtain or receive Ether in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Sponsor (on behalf of the Trust), which will obligate it to obtain or receive Ether in connection with creations and redemptions pursuant to Cash Orders.

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

Alternatively, the Sponsor may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by such Authorized Participant until such Ether have been received or liquidated by the Trust. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

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

The Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee will deposit Ether directly with the Trust or receive Ether directly from the Trust.

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of Ether by the Ethereum Network, which will be paid by the Custodian in the case of redemptions and an Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Orders for creations may be either In-Kind Orders or Cash Orders. In-Kind Orders for creation must be placed with the Transfer Agent no later than 3:59:59 p.m., New York time, and Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time (the “Order Cutoff Time”).

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and there are not otherwise a sufficient amount of In-Kind Orders to allow the arbitrage mechanism to function, or if the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

In-Kind Orders

Creations pursuant to In-Kind Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.

•
The Authorized Participant or AP Designee transfers the Total Basket Amount to the Trust’s Vault Balance.
•
The Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant and the Transfer Agent delivers such Shares by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Cash Orders

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation order is placed, the Sponsor determines if such creation pursuant to a Cash Order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed. Redemption orders may be placed as either In-Kind Orders or Cash Orders, as described below. Orders for redemptions may be either In-Kind Orders or Cash Orders. In-Kind Orders for redemption must be placed with the Transfer Agent no later than 3:59:59 p.m., New York time, and Cash Orders for redemption must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor expects to take into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and there are not otherwise In-Kind Orders sufficient to allow the arbitrage mechanism to function, or if the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

In-Kind Orders

Redemptions pursuant to In-Kind Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day.

Trade Date (T)	Settlement Date (T+1 (or T+2 as established at the time of order placement))
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Custodian transfers the Total Basket Amount to the Authorized Participant or AP Designee, and the Transfer Agent cancels the Shares.

Cash Orders

Redemptions pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a redemption pursuant to a Cash Order is placed, the Sponsor determines if such redemption order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1 (or T+2 as established at the time of order placement))
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

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

The Sponsor will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation and redemption of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participants, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of Ether and Determination of NAV

The Sponsor will evaluate the Ether held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s Ether and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the Ether held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

1.
Determine the Index Price as of such business day.
2.
Multiply the Index Price by the Trust’s aggregate amount of Ether owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of Ether payable as the accrued and unpaid Sponsor’s Fee and Sponsor’s Staking Fee as of 4:00 p.m., New York time, on the immediately preceding day.
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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceeded $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion would have become 0.15%. Following the expiration date of the six-month waiver period on January 23, 2025 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.15%. For the period from the Sponsor’s Fee Waiver Expiration Date through December 31, 2025, the Trust incurred Sponsor’s Fees of $2,659,142. As of December 31, 2025, there were no accrued or unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the year ended December 31, 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Ether. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor Ether in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Ether, they generally do not transact directly with counterparties other than the Authorized Participants, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, Section 7.4 of the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

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

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number of Shares owned by such shareholders by the total number of Shares outstanding.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

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

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Statutory Trust Act. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

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

Amendments to the Trust Agreement

In general, the Sponsor may amend the Trust Agreement without the consent of any shareholder. In particular, the Sponsor may, without the approval of the shareholders, amend the Trust Agreement if the Trust is advised at any time by the Trust’s accountants or legal counsel that the amendments are necessary to permit the Trust to take the position that it is a grantor trust for U.S. federal income tax purposes. The Sponsor is also permitted to make certain restatements, amendments or supplements to the Trust Agreement that would materially adversely affect the interests of the shareholders as determined by the Sponsor in its sole discretion with a 20-day notice to shareholders. Additionally, the Sponsor is permitted to make certain restatements, amendments or supplements to the Trust Agreement that could adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes, but only if certain conditions set forth in the amendments relating to the qualification of the Trust as a grantor trust for U.S. federal income tax purposes are satisfied. Furthermore, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Termination of the Trust

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

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s Ether as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the Ether in the Vault Balance, and such records must be retained by the Custodian for no less than seven years. The Prime Broker Agreement also provides that each Custodial Entity will permit, to the extent it may legally do so, the Trust’s third-party representatives, upon thirty days’ notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust may reasonably request. The Prime Broker is obligated to notify the Trust of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Prime Broker Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

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

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Ether or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Ether on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Ether shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of Ether deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Ether deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

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

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations (“Treasury Regulations”) as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

Although not free from doubt due to the lack of authority directly addressing certain aspects of the Trust’s affairs, in the opinion of Davis Polk the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes. However, there can be no complete assurance that the Trust will be treated as a grantor trust for those purposes. An opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or any court, and there are significant uncertainties regarding the application of existing authorities to certain aspects of Ether and the Trust.

In particular, the Staking Condition has been satisfied as to the particular form of Staking described herein, and the Sponsor intends to continue to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes and that any Staking activity undertaken by the Trust in compliance with the opinion, ruling or other guidance relied upon to satisfy the Staking Condition will not prevent the Trust from continuing to qualify as a grantor trust for such purposes. The IRS recently issued a revenue procedure providing a staking safe harbor for certain grantor trust vehicles whose beneficial interests are listed and traded on a national securities exchange (the “2025 Revenue Procedure”). However, certain aspects of the 2025 Revenue Procedure are unclear, and therefore the Trust may not currently satisfy all conditions of the safe harbor. Accordingly, due to the uncertainty regarding the ability of a grantor trust to engage in Staking activities, there can be no assurance that the IRS or any court would agree with this position (or with any opinion of counsel delivered to the Sponsor in support thereof). Therefore, the Trust might cease to qualify as a grantor trust for U.S. federal income tax purposes.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Ether as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is permitted to create or redeem Shares pursuant to In-Kind Orders and Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. Moreover, it is possible, in that case, that a portion of the Trust’s income would be considered to be “effectively connected” with the conduct of a trade or business in the United States and, accordingly, a non-U.S. person owning Shares could be subject to U.S. federal income tax on a net income basis with respect to that “effectively connected” income and be required to file a U.S. tax return. If none of the Trust’s Staking income were considered to be “effectively connected” income, a non-U.S. person owning Shares would be subject to withholding on its pro rata portion of U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income as described below. Tax-exempt shareholders may also recognize “unrelated business taxable income” (“UBTI”) from the Trust’s Staking activities if the Trust is not treated as a corporation for U.S. federal income tax purposes.

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

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital asset staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance”). Further, the IRS recently issued the 2025 Revenue Procedure, which provides a staking safe harbor for certain grantor trust vehicles. However, the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, for a non-U.S. Holder, there currently is no guidance directly addressing whether or in what circumstances engaging in certain activities to generate yield on digital assets, including Staking, could give rise to income that is effectively connected with a trade or business in the United States. Similarly, for a U.S. tax-exempt shareholder, there currently is no guidance directly addressing whether or in what circumstances such activities could give rise to UBTI. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of Ether in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

The remainder of this discussion assumes that Ether, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize UBTI as a consequence of Staking or the occurrence of a fork, airdrop or similar event.

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

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash or solely for Ether that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Creation and Redemption of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing Ether in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Ether held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions (including any Staking income). When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Ether held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such Ether will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for Ether, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Ether held in the Trust will be equal to the U.S. Holder’s tax basis in the Ether that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Ether generally will include the period during which the U.S. Holder held the Ether that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of Ether contributes a portion of its Ether to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Ether it is contributing and to substantiate its tax basis in that Ether. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of Ether or (iii) in exchange for a contribution of Ether with different tax bases, the U.S. Holder’s share of the Trust’s Ether will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, any Ether received as Staking Consideration that the Trust acquires will constitute a separate lot with a separate tax basis and holding period.

Gains or losses from the sale of Ether to fund cash redemptions are expected to be treated as incurred only by the shareholder that is being redeemed. However, when the Trust transfers Ether to the Sponsor as payment of the Sponsor’s Fee or the Sponsor’s Staking Fee or sells Ether to fund payment of any cash distributions or of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of that Ether for their fair market value at that time (which, in the case of Ether sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the Ether transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the Ether transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Ether is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Ether is more than one year. A U.S. Holder’s tax basis in its pro rata share of any Ether transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Ether held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of Ether transferred and the denominator of which is the total amount of Ether held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the Ether remaining in the Trust will be equal to the tax basis of its pro rata share of the Ether held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the Ether transferred. A U.S. Holder’s receipt of distributions of cash proceeds from the sale of Ether (other than in connection with a redemption) should not, itself, be a taxable event to a U.S. Holder.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. As described above, the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise might become entitled. If, however, the Trust were to receive and retain IR Virtual Currency in the future, a U.S. Holder would have a basis in that IR Virtual Currency equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency would begin as of the time it recognizes such income. Similarly, although the IRS has not issued similar guidance with respect to staking, if the Trust receives any Staking Consideration in connection with Staking, it is likely that a U.S. Holder will have a basis in any Ether received as part of such Staking Consideration equal to the amount of income that the U.S. Holder recognizes and the U.S. Holder’s holding period for such Staking Consideration will begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes.

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

If the Trust redeems all or a portion of a U.S. Holder’s Shares in exchange for the underlying Ether represented by the redeemed Shares, such redemption generally will not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the Ether received in the redemption generally will be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the Ether held in the Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the Ether held in the Trust after the redemption will be equal to the tax basis of its pro rata share of the total amount of the Ether held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the Ether received in the redemption. The U.S. Holder’s holding period with respect to the Ether received will generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the Ether received in such redemption will generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the Ether held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Ether held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, the portion of tax basis that is treated as the basis of the Ether received by the U.S. Holder in the redemption).

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

If the Trust receives Staking Consideration, that Staking Consideration would be reportable to shareholders as taxable income under current IRS guidance.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of Staking, or the occurrence of a hard fork, airdrop or similar event, would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

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

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of Ether in payment of the Sponsor’s Fee, the Sponsor’s Staking Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of Ether. In addition, assuming that the Trust holds no asset other than Ether, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source FDAP income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and although there is no guidance on point, if the Trust were to receive and retain IR Virtual Currency arising from a future fork, airdrop or similar occurrence, it is likely that any ordinary income recognized by a non-U.S. Holder as a result would constitute FDAP income. It is also possible that the receipt of any Staking Consideration by the Trust would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Based on the current manner in which the Trust’s Staking activities are undertaken and certain assurances from the Trust’s Staking Providers regarding their connections to the United States, the Trust believes that its income from staking rewards should not be treated as U.S.-source FDAP income. However, that conclusion is not free from doubt under current law due to the lack of direct governing authority, and no assurance can be given that a withholding agent (including a broker through which Shares are held) will not take a contrary position. In addition, changes in law or changes to the Trust’s Staking Arrangements could cause all or a portion of the Trust’s staking rewards to be treated as U.S.-source FDAP income in the future.

A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any U.S.-source FDAP income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury Regulations.

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence or Staking would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed Treasury Regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Department of the Treasury (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including Ether, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Ether, have experienced extreme volatility throughout their existence and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including Ether, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX Trading Ltd. (“FTX”), halted customer withdrawals. Additionally, on October 10, 2025, it was reported that a sharp decline in digital asset market prices triggered the liquidation of approximately $20 billion in leveraged positions across the digital asset industry. Any similar halting of withdrawals or liquidations across leveraged positions in the digital asset industry in the future could further impact trading prices. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including Ether, have continued to fluctuate widely through the date of this Annual Report.

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

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of Ether and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the U.S. Department of the Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the U.S. Department of the Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of Bitcoin in the expectation of the U.S. government acquiring such assets to fund such reserve, and the market price of Bitcoin decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to Ether or other digital assets may negatively and significantly impact the price of Ether and the Trust’s Shares.

Digital assets such as Ether were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Ether were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
The open-source structure of many digital asset network protocols, such as the protocol for the Ethereum Network, means that developers and other contributors are generally not compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Ethereum Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Ethereum Network could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of Ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like Ether. If quantum computing is able to advance in that way, there is a risk that quantum computing could materially reduce the security assumptions underlying the Ethereum Network and result in the cryptography underlying the Ethereum Network becoming ineffective. If such is realized, it could compromise the security of the Ethereum Network or allow a malicious actor to compromise the wallets holding Ether owned by the Trust or others on the Ethereum Network, which would result in losses to shareholders. For example, if sufficiently powerful quantum computers are developed, they could use known quantum algorithms to derive private keys from publicly available public keys, potentially allowing malicious actors to forge transaction signatures and misappropriate Ether. There is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Ethereum Network community and may result in a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. In such a scenario, the Ethereum Network may not be able to transition to quantum-resistant cryptography in a timely or effective manner. In any of these circumstances, a malicious actor may be able to take the Trust’s Ether, which would adversely affect the value of the Shares. Moreover, functionality of the Ethereum Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for Ether. Even if another digital asset other than Ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.
•
The Ethereum Network is in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as Ethereum 2.0 and some of which were implemented during 2022, such as the Merge. These upgrades will result in new iterations of the Ethereum Network. Many of the contemplated upgrades the Ethereum Network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, previously successful upgrades do not guarantee that future upgrades will be successful, and any failure to properly implement future changes could have a material adverse effect on the value of Ether and the value of the Shares. In March 2024, the Ethereum Network completed a network upgrade called Dencun, which enabled “proto-danksharding.” The purpose of proto-danksharding is to increase scalability of the Ethereum Network by allowing easy synchronization with Layer 2 networks capable of processing many more transactions than the Layer 1 blockchain alone. The intended effect would be to increase the rate of transactions that can be processed by the Ethereum Network. As a result, it is possible that the amount of Ether required to sync Layer 2 networks with the Blockchain would be reduced and therefore the demand for Ether could be reduced, which could have a material adverse effect on the value of Ether and the value of the Shares. See “Item 1. Business—Overview of the Ethereum Industry and Market—Modifications to the Ethereum Protocol” for additional information. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares” for additional information.
•
The Ethereum Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of Ether as well as other Ethereum Network protocols. For example, the Ethereum Network has on three separate occasions reduced the quantity of Ether rewarded per block prior to its transition to a proof-of-stake consensus mechanism, which itself fundamentally altered the structure of block rewards, and may make additional changes in the future, see “Item 1. Business—Overview of the Ethereum Industry and Market—Creation of New Ether” for additional information. If the Ethereum Network does not successfully develop its policies on supply and issuance, or does so in a manner that is not attractive to network participants, there may not be sufficient network level support for such network, which could lead to a decline in the support and price of Ether.

Moreover, because digital assets, including Ether, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Ether.

The first digital asset, Bitcoin, was launched in 2009. Ether was launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum Network and related protocols represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

As of December 31, 2025, the Ethereum Network handled approximately 25 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital asset networks are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in March 2024, the Ethereum Network completed a network upgrade called Dencun, which enabled “proto-danksharding.” See “Item 1. Business—Overview of the Ethereum Industry and Market—Creation of New Ether” and “—Modifications to the Ethereum Protocol” for additional information.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2023, Ether average daily transaction fees have ranged from $0.13 per transaction, on December 27, 2025, to as high as $29.46 per transaction, on March 5, 2024. As of December 31, 2025, Ether average daily transaction fees stood at $0.15 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for Ether (e.g., micropayments), and could reduce demand for, and the price of, Ether, which could adversely impact the value of the Shares.

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

As of December 31, 2025, the largest 100 Ether wallets held approximately 18.8% of the Ether in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of Ether, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Further, holders with substantial Ether positions may directly or indirectly exert influence over other ecosystem participants such as validators, developers, or major wallet and infrastructure providers. For example, these large holders may signal large potential sales or otherwise affect the stability of the market price of Ether, which could influence protocol development, governance dynamics, or market conditions. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Ether.

Validators may suffer losses due to Staking, or Staking may prove unattractive to validators, which could adversely affect the Ethereum Network.

Validation on the Ethereum Network requires Ether to be transferred into smart contracts on the underlying blockchain network. If the Ethereum Network source code or protocol were to fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such staked Ether may be irretrievably lost. In addition, the Ethereum Network’s underlying protocol dictates requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly. The Ethereum Network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked Ether being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a small portion of a validator’s Ether reward could be reduced.

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

If the digital asset reward or transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of Ether and the value of the Shares.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to Ether validators (then called “miners”) in such a manner that reduced the total net issuance of Ether. If the digital asset awards or transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

Although there are no known reports of malicious control of the Ethereum Network, if groups of coordinating or connected Ether holders that together have more than 33% of staked Ether, they could exert authority over the validation of Ether transactions. This risk is heightened if a substantial amount of the validating power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of Ethereum Network validators, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Ethereum Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that the Ethereum ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Ethereum Network in this manner. Moreover, it is possible that a group of Ether holders that together control more than a substantial amount of outstanding Ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control higher than a threshold of staked Ether necessary for an attack, as some believe, the risk of this particular group of users causing the Ethereum Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of the Shares. Further, the Ethereum Network may also be adversely affected if core developers become aligned with, or culturally or organizationally captured by, particular companies, foundations, interest groups, or other coordinated constituencies whose priorities diverge from those of the broader community, as such influence may shape protocol development, governance outcomes, or upgrade decisions in ways that negatively affect the network or the market price of the related digital asset. In an example from the Bitcoin Network, historically, perceptions—whether accurate or not—that certain core developers were aligned with or influenced by specific organizations, such as concerns voiced by some regarding Blockstream’s relationship with core developers during the Bitcoin scaling debates, contributed to community division, reduced consensus around protocol direction, and ultimately played a role in the network split that resulted in Bitcoin Cash. Similar perceptions in the future could impede protocol development, fragment the community, or otherwise negatively affect the growth, utility, or market price of Ether, which may adversely affect the value of the Shares.

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

When an Authorized Participant or a Liquidity Provider sources Ether in connection with the creation of the Shares or facilitates transactions in Ether at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant or the Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

In the past and through to the date of this Annual Report, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO.

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

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events have also led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance. US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants, as well.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation (“FDIC”) receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including Ether, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

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

•
an increase in the global Ether supply that is publicly available for trading;
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

•
investment and trading activities of large investors that invest directly or indirectly in Ether, including trading activity related to so-called digital asset treasury companies or similar vehicles that are intended to provide investors with indirect exposure to Ether;
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
•
fees associated with processing an Ether transaction and the speed at which Ether transactions are settled on the Ethereum Network;
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

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware. For example, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of Ether from Bybit. Shortcomings or ultimate failures of larger Digital Asset Trading Platforms are more likely to have contagion effects on the digital asset ecosystem, including on the price of Ether, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

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

Although the Index is designed to accurately capture the market price of Ether, third parties may be able to purchase and sell Ether on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Ether on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.69% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.23%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.003%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Ether, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s Ether may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Ether on public Digital Asset Trading Platforms has a very limited history, and during this history, Ether prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of Ether generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from July 23, 2024 (the commencement of the Trust’s operations) through December 31, 2025, the Index Price ranged from $1,465.07 to $4,832.59, with the straight average being $3,013.36 through December 31, 2025. In addition, during the twelve months ended December 31, 2025, the Index Price ranged from $1,465.07 to $4,832.59. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of Ether more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Ether, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Ether Prices.”

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

As of December 31, 2025, Ether was the second largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2,678.0 billion (including the approximately $358 billion market cap of Ether), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, Ether and thereby adversely affect the value of the Shares. Moreover, the growth of tokenized assets and other on-chain financial products that offer yield, stability, or regulatory clarity may also divert capital and user engagement away from the Ethereum Network, which could negatively impact Ether’s market demand and the value of the Shares.

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

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot Ether products, among other digital asset vehicles. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

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

Congestion or delay on the Ethereum Network may delay purchases or sales of Ether by the Trust.

Increased transaction volume could result in delays in the recording of transactions on the Ethereum Network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Blockchain. Any delay in the Blockchain could affect an Authorized Participant’s ability to buy or sell Ether at an advantageous price resulting in decreased confidence in the Blockchain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Ethereum Network and the value of the Trust would be adversely affected.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, Ether and adversely impact the value of the Shares.

To date, the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether, as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital assets exchange-traded products, other than those which hold Ether, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, Ether could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of Ether and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Ether and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Ether. As a result of any of the foregoing factors, the price of Ether could decrease, which could adversely affect an investment in the Trust.

Prices of Ether may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

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

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Ether market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Department of the Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

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

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of Ether, and in turn, an investment in the Shares.

Further, because a significant portion of transaction activity and gas usage on the Ethereum Network is associated with stablecoin transfers and stablecoin-based decentralized finance applications, disruptions or failures affecting major stablecoins could diminish network activity and adversely affect the price of Ether. Moreover, stablecoin issuers may also exert significant or disproportionate influence in the event of a fork of the Ethereum Network because stablecoins are widely used as collateral and settlement assets in DeFi and other on-chain transactions. If a stablecoin issuer supports only one forked network, the stablecoins on the unsupported network may become worthless or illiquid, which could materially affect the viability of that fork and negatively impact the price of Ether and the value of the Shares. In addition, recent federal legislation establishing a regulatory framework for fully reserved payment stablecoins, such as the GENIUS Act, may increase the adoption of regulated stablecoins as digital payment instruments. While this could increase overall transactional activity on the Ethereum Network, greater reliance on stablecoins for payments may reduce the use of Ether itself as a medium of exchange and for certain on-chain transactions, which could adversely affect demand for Ether and therefore the value of the Shares.

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

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Ether, Anchorage Digital Bank N.A., as the additional custodian of the Trust’s Ether, or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s Ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

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

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Ether in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

To the extent that the Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Ether. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s Ether may be adversely affected, which may in turn adversely affect the value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

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

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

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

Although the Sponsor has commenced the Trust’s redemption program in conjunction with the listing of the Shares on NYSE Arca, as a result of which Authorized Participants have been able to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share to reduce premiums or discounts to NAV per Share, there can be no assurance that the Trust’s redemption program will not be suspended or become unavailable in the future. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and In-Kind Orders are not broadly available or are not being utilized by a sufficient number of Authorized Participants, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

If the Shares trade on NYSE Arca in the future at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca in the future at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca. From July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.6%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.7%, and the average discount was 0.1%. As of December 31, 2025, the Trust’s Shares were listed on NYSE Arca at a premium of 0.01% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in Ether. See “Item 1. Business—Valuation of Ether and Determination of NAV—Disposition of Ether.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells Ether in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

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

The Shares are trading on NYSE Arca, and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

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

An actual or perceived breach of the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

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

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s Ether.

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodial Entities have advised the Sponsor that they maintain insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s Ether, resulting from theft, shareholders cannot be assured that the Custodian or the Prime Broker will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Ether. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodial Entities will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Ether or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custodial and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Ether on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

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

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business Expenses; Sales of Ether.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell Ether held by the Trust or (ii) deliver Ether in kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of Ether at a time when the trading prices for those assets are depressed.

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

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers, can comply with SEC rules with respect to transacting in or holding spot Ether. In particular, registered broker-dealers participating in the in-kind creation or redemption of Shares for Ether will need to ensure that they can demonstrate compliance with applicable financial responsibility rules. While compliance with such requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity pursuant to the terms of their participant agreements with the Trust. As of the date of the filing of this Annual Report, Jane Street Capital, LLC and Virtu Americas LLC have executed an agreement providing them with the ability to conduct creations and redemptions in-kind for Ether in addition to conducting creations and redemptions for cash. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future, and such Authorized Participants may be able to conduct creations and redemptions in-kind, in cash, or both.

Even with the approval of in-kind creations and redemptions, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if Cash Orders are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants may be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation of redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that additional broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

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

Although the Trust is permitted to engage in Staking, the Trust will not be permitted to engage in any different form of Staking unless (and, then, only to the extent that) the Staking Condition is satisfied in addition to the Trust satisfying any additional requirements that may arise in connection with the satisfaction of the Staking Condition, which could negatively affect the value of the Shares.

Although the Trust is permitted to engage in Staking as of the date hereof, the Trust is only permitted to engage in Staking to the extent that the Staking Condition is satisfied with respect thereto. There can be no assurance that the Trust will be permitted to engage in any different form of Staking in the future. The Trust Agreement provides that the Trust may engage in Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied.

Subject to the Staking Condition being satisfied and subject to compliance with certain related requirements, in the future the Sponsor may modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto. However, as long as the Staking Condition and any related requirements have not been satisfied with respect to any modified form of Staking, the Trust will not engage in such modified form of Staking, which could place the Shares at a comparative disadvantage relative to an investment in Ether directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

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

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded Ether products, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust may serve in a similar capacity for competing exchange-traded Ether products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded Ether products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of Ether, as well as the amount of Ether that is required to create or redeem Shares of the Trust. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risk Factors Related to the Trust and the Shares—Competition from the emergence or growth of other digital assets could have a negative impact on the price of Ether and adversely affect the value of the Shares.”

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may purchase or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The SEC also under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset, is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though arguments advanced in some cases may suggest that the SEC no longer believes the status of a digital asset can change over time.

These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force and Project Crypto have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

As part of determining whether Ether is a security or a transaction in Ether by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of Ether and the Sponsor’s transactions in Ether with external counsel, and has received a memorandum regarding the status of Ether and the Sponsor’s transactions in Ether under the federal securities laws from external counsel. The Sponsor has discussed, for example, the security status of Ether with external counsel both before and after the Merge and determined that the Merge has not caused Ether to have become a security for a variety of reasons.

In addition, the Sponsor has considered generally whether the Merge may have caused Ether to be classified as a security under Reves or any other instrument making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act and concluded that it did not.

Through this process the Sponsor believes that it is applying the proper legal standards in determining that Ether is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

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

Any enforcement action by the SEC or a state securities regulator asserting that Ether, or transactions in Ether, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Ether, as well as the Shares. This is because the market structure behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets have declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited to no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if Ether, or transactions in Ether, are in fact a security, or securities transactions, respectively, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust ETF. If the SEC or a federal court were to determine that Ether is a security or transactions in Ether are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that Ether is a security or transactions in Ether are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Ether, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail. It is also difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Ether held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, including the Ethereum Network. These features, including those adopted by the Ethereum Network or which may be introduced on the Ethereum Network in the future, may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of Ethereum validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In August 2025, a co-founder of Tornado Cash was convicted of conspiracy to operate an unlicensed money transmitting business, but a mistrial was declared with respect to charges of conspiracy to commit money laundering and conspiracy to violate U.S. sanctions. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of Ether and therefore the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the Ethereum Industry and Market—Government Oversight.”

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

Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Ether is treated. In particular, Ether may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is also possible that a new Administration and Congress in the United States creates a new classification for digital assets. For example, the current draft of the CLARITY Act would add “digital commodities” to the list of assets that are commodity interests under the CEA. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that Ether is deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the CLARITY Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Ether at a time that is disadvantageous to shareholders.

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

In particular, the Staking Condition has been satisfied as to the particular form of Staking described herein, and the Sponsor intends to continue to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes and that any Staking activity undertaken by the Trust in compliance with the opinion, ruling or other guidance relied upon to satisfy the Staking Condition will not prevent the Trust from continuing to qualify as a grantor trust for such purposes. The IRS recently issued a revenue procedure providing a staking safe harbor for certain grantor trust vehicles whose beneficial interests are listed and traded on a national securities exchange (the “2025 Revenue Procedure”), but certain aspects of the 2025 Revenue Procedure are unclear, and therefore the Trust may not currently satisfy all conditions of the safe harbor. Accordingly, due to the uncertainty regarding the ability of a grantor trust to engage in Staking activities, there can be no assurance that the Internal Revenue Service (“IRS”) or any court would agree with this position (or with any opinion of counsel delivered to the Sponsor in support thereof). Therefore, the Trust might cease to qualify as a grantor trust for U.S. federal income tax purposes.

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Ether as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, at this time the Trust is permitted to create or redeem Shares pursuant to In-Kind Orders and Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed in Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. Moreover, it is possible, in that case, that a portion of the Trust’s income would be considered to be “effectively connected” with the conduct of a trade or business in the United States and, accordingly, a non-U.S. person owning Shares could be subject to U.S. federal income tax on a net income basis with respect to that “effectively connected” income and be required to file a U.S. tax return. If none of the Trust’s Staking income were considered to be “effectively connected” income, a non-U.S. person owning Shares might be subject to withholding on its pro rata portion of income from the Trust’s Staking activities as described below in “—Shareholders may be subject to withholding tax on Staking Consideration received as staking rewards and income derived from forks, airdrops and similar occurrences.” Tax-exempt shareholders may also recognize “unrelated business taxable income” (“UBTI”) from the Trust’s Staking activities if the Trust is not treated as a corporation for U.S. federal income tax purposes.

If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). As a result, the taxation of the Trust as a corporation could materially reduce the after-tax return on an investment in Shares, and substantially reduce the value of the Shares, and result in a material divergence between NAV and the value of the Trust’s Ether.

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled Material U.S. Federal Income Tax Consequences-Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets,” assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Ether (and, if applicable, any Incidental Rights, IR Virtual Currency and/or any Staking Consideration) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital asset staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance”). Further, the IRS recently issued the 2025 Revenue Procedure, which provides a staking safe harbor for certain grantor trust vehicles. However, the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure do not address other significant aspects of the U.S. federal income tax treatment of digital assets. For example, for a non-U.S. Holder (as defined below), there currently is no guidance directly addressing whether or in what circumstances engaging in certain activities to generate yield on digital assets, including Staking, could give rise to income that is effectively connected with a trade or business in the United States. Similarly, for a U.S. tax-exempt shareholder, there currently is no guidance directly addressing whether or in what circumstances such activities could give rise to UBTI. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs, the 2023 Staking Guidance and the 2025 Revenue Procedure. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of Ether. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, subject to NYSE Arca obtaining regulatory approval from the SEC.

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

The tax treatment of Ether and transactions involving Ether for state and local tax purposes is not settled.

Because Ether is a new technological innovation, the tax treatment of Ether for state and local tax purposes, including, without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of Ether for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of Ether may have negative consequences, including the imposition of a greater tax burden on investors in Ether or the imposition of a greater cost on the acquisition and disposition of Ether generally. Any such treatment may have a negative effect on prices of Ether and may adversely affect the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. Moreover, as separately provided by the IRS in the 2023 Staking Guidance, staking rewards will, under certain circumstances, be treated as giving rise to taxable income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Material U.S. Federal Income Tax Consequences.”

Shareholders may be subject to withholding tax on Staking Consideration received as staking rewards and income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence or staking could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Based on the current manner in which the Trust’s Staking activities are undertaken and certain assurances from the Trust’s Staking Providers regarding their connections to the United States, the Trust believes that its income from staking rewards should not be treated as U.S.-source FDAP income. However, that conclusion is not free from doubt under current law due to the lack of direct governing authority, and no assurance can be given that a withholding agent (including a broker through which Shares are held) will not take a contrary position. In addition, changes in law or changes to the Trust’s Staking Arrangements could cause all or a portion of the Trust’s staking rewards to be treated as U.S.-source FDAP income in the future. As a result, Non-U.S. Holders (as defined under “Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders”) should be aware that, in the absence of guidance, a withholding agent (including a broker through which a Non-U.S. Holder holds Shares) may withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or Staking Consideration received as staking rewards. See “Material U.S. Federal Income Tax Consequences.”

In addition, the Trust may enter into Staking Arrangements with Staking Providers organized in, or that have operations in, a non-U.S. jurisdiction. Non-U.S. jurisdictions may seek to impose withholding tax on Staking Consideration received by the Trust as staking rewards, which may negatively affect a shareholder’s investment in the Trust.”

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
•
DCG is (i) the indirect parent company of the Sponsor; and (ii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
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
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, and such agent may be the Sponsor or an affiliate of the Sponsor; and
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

DCG, the indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of an Ether derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Kraken is one of the Digital Asset Trading Platforms included in the Index.

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

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Ether in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

Furthermore, during the initial term, the Custodian may terminate the Prime Broker Agreement for Cause (as defined in “Description of the Prime Broker Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

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

Risk Factors Related to Staking

Although the Trust is permitted to engage in Staking, the Trust will not be permitted to engage in any different form of Staking unless (and, then, only to the extent that) the Staking Condition is satisfied in addition to the Trust satisfying any additional requirements that may arise in connection with the satisfaction of the Staking Condition, which could negatively affect the value of the Shares.

Although the Trust is permitted to engage in Staking, the Trust is only permitted to engage in Staking to the extent that the Staking Condition is satisfied with respect thereto. There can be no assurance that the Trust will be permitted to engage in any different form of Staking in the future. The Trust Agreement provides that the Trust may engage in Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied.

Subject to the Staking Condition being satisfied and subject to compliance with certain related requirements, in the future the Sponsor may, from time to time, seek to modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto. However, as long as the Staking Condition and any related requirements have not been satisfied with respect to any modified form of Staking, the Trust will not be permitted to engage in such modified form of Staking, which could place the Shares at a comparative disadvantage relative to an investment in Ether directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

Staking introduces a risk of loss of Ether, which could adversely affect the value of the Shares.

Staking introduces a risk of loss of Ether. None of the Trust’s assets, including potentially staked assets, are subject to the protections enjoyed by depositors or customers of institutions with FDIC or Securities Investor Protection Corporation membership.

The Ethereum Network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked Ether being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a small portion of a validator’s Ether reward could be reduced.

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

There can be no guarantee that these penalties and resulting losses will not occur as a result of the activities of a Staking Provider. Furthermore, a Staking Provider’s liability to the Trust is expected to be limited, and a Staking Provider may lack the assets or insurance in order to support the recovery of any losses incurred. While the Staking Arrangements may provide for indemnification up to a specified cap, insurance or other reimbursement programs, there can be no guarantee that the Trust would recover any of its staked assets, or the value thereof, if it is subject to penalties imposed by the Ethereum Network.

Staked Ether will be inaccessible for a variable period of time, determined by a range of factors, which could result in certain liquidity risk to the Trust.

Under current Ethereum Network protocols, staked Ether are permitted to be un-staked by the holder of the private keys for the withdrawal address of such Ether. However, staked Ether will be inaccessible for a variable period of time determined by a range of factors, resulting in certain liquidity risks that the Sponsor plans to manage. Un-staking can take between hours, days or weeks to complete. This can result in certain liquidity risk to the Trust, which the Sponsor will seek to manage through a range of risk management methods.

The Sponsor anticipates that it will engage in staking with respect to all of the Trust’s Ether at all times, except (i) as necessary to pay the Sponsor’s Fee, (ii) as necessary to pay any additional Trust expenses, (iii) as necessary to satisfy existing and reasonably foreseen potential redemption requests (assuming the Trust is then permitted to operate an ongoing redemption program) as determined by the Sponsor, (iv) as necessary to reduce the Ether obtained by the Trust as Staking Consideration to cash for distribution at regular intervals, (v) if the Sponsor determines that Staking raises significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, (vi) if the Sponsor determines there exists vulnerabilities in the source code or cryptography underlying the Ethereum Network and any associated software, (vii) if the Custodian or Staking Provider discontinues their arrangements with the Trust, (viii) if the Sponsor otherwise determines that continued Staking of such portion of the Trust’s assets would be inconsistent with the Trust’s purpose of protecting and preserving the value of the Trust Estate, (ix) to fund or replenish the Liquidity Sleeve or (x) in accordance with any other exception that is expressly contemplated by an opinion, ruling or tax guidance that satisfies the Staking Condition. All Ether received by the Trust in connection with the creation of new Shares, or as Staking Consideration, would also be staked upon receipt by the Trust, unless one or more of the exceptions described in clauses (i)-(ix) above applies. As of the date of this filing, and subject to the satisfaction of the Staking Condition, the Sponsor generally seeks to stake as much of the Trust’s Ether as is practicable (i.e., up to 100%) at all times, with the remainder of the Trust’s Ether remaining unstaked in order to address the various exceptions and other considerations described herein. The approximate percentage of the Trust’s Ether that is staked each day will be reported the following day at 4:00 p.m., New York time, on etfs.grayscale.com/eth.

Due to the time involved in “exiting” the staking process, there is a risk that the Trust could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Trust’s Ether that remains un-staked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Trust’s redemption program. Moreover, any staked Ether which must be un-staked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Trust’s Ether that has not been staked, or through another mechanism to manage liquidity in connection with Redemption Orders contemplated by an opinion of a Tax Advisor, a Tax Ruling or Tax Guidance that satisfies the Staking Condition) will be un-staked only after the redemption request is approved by the Trust, the Sponsor executes an un-stake or withdrawal transaction through the Custodian, and such transaction is processed by the Ethereum Network. The Staking Provider will not be able to transfer unstaked Ether or Staking Consideration to another address on the Ethereum Network.

Although the Sponsor anticipates that the Trust may enter into financing arrangements to borrow Ether in order to fulfill redemption requests if the Trust’s unstaked Ether is insufficient to do so, there can be no assurance that such arrangements will be available as intended or provide sufficient liquidity to satisfy redemption requests.

The Trust will be dependent on third parties or intermediary technical systems to effectively execute the Trust’s Staking Arrangements.

Staking is carried out by the third-party Staking Providers, the amount of Staking Consideration that the Trust’s staking activity generates is dependent on the performance of the Staking Provider, including the adequacy and reliability of the hardware and software utilized by the Staking Provider. If the Custodian or the Staking Provider experience service outages or otherwise are unable to optimally execute the Staking of the Trust’s Ether, the Trust’s Staking Consideration may be adversely affected. Moreover, the Trust’s Staking Arrangements may rely on smart contracts, wallet infrastructure, validator clients, or other intermediary technical systems that could malfunction, contain vulnerabilities, or be subject to cyberattacks, any of which could result in loss or inaccessibility of Ether.

The regulatory landscape surrounding Staking is uncertain.

The regulatory landscape surrounding Staking is highly uncertain, and may expose the Sponsor, Custodian, third-party Staking Providers and the Trust and its shareholders to unforeseen regulatory risks or potential enforcement actions. For example, there is a risk that the Staking Arrangements could constitute an “investment contract” under the federal securities laws, such that it is a security, and thus needs to be registered or eligible for an exemption from registration. In May 2025, staff at the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe the Staking Arrangements satisfy the criteria in this guidance. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. There is accordingly a risk that a court could disagree with the views expressed in the SEC Staking Statement. In that case, or if Ether were deemed a security, there would also be a risk that a Staking Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Provider is receiving a commission for effecting the staking transactions and receipt of Staking Consideration.

The Sponsor is permitted to cause the Trust to engage in Staking only if certain conditions set forth in the Trust Agreement relating to the qualification of the Trust as a grantor trust for U.S. federal income tax purposes are satisfied. Due to the lack of authority regarding the ability of a grantor trust to engage in activities such as Staking, there can be no assurance whether or when these conditions will be satisfied or the Trust will be permitted to engage in Staking.

Beneficial owners of Shares could incur tax liabilities without receiving corresponding distributions from the Trust.

As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in this Annual Report. Shareholders may suffer adverse tax consequences as a result. In particular, the IRS has indicated that the receipt of Staking Consideration gives rise to current, ordinary income for U.S. federal income tax purposes. Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, beneficial owners of Shares will be required to take their ratable share of any such income into account in determining their own tax liability, regardless of whether the Trust makes any corresponding distributions. Shareholders should therefore expect that other sources of funds may be needed to satisfy any associated tax liability. Moreover, if the Trust were to sell Ether to fund cash distributions in respect of that tax liability, a shareholder generally would be treated as having sold its pro rata share of those Ether for their fair market value at that time (which, in the case of Ether sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof), and the shareholder generally would recognize gain or loss on such sale as described in the section entitled “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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

The ERC provides updates to the Board quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board.

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

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

During the year ended December 31, 2025, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares commenced trading on NYSE Arca on July 23, 2024 under the ticker symbol “ETH.”

Holders of Record

As of December 31, 2025, there were approximately 16 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust made no distributions to shareholders during the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024 and during the year ended December 31, 2025. The Trust has no obligation to make periodic distributions to shareholders.

Recent Sales of Unregistered Shares

Not applicable.

Purchases of Equity Securities

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended December 31, 2025, the Trust redeemed the following Shares:

Period	Total Number of Shares of ETH Redeemed	Average Price Paid per Share of ETH(1)
October 1, 2025 - October 31, 2025	3,880,000	$37.45
November 1, 2025 - November 30, 2025	7,380,000	31.51
December 1, 2025 - December 31, 2025	3,650,000	28.46
Total	14,910,000	$32.31
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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Exchange Act on July 18, 2024 and the effectiveness of the registration statement on Form S-1, as amended (File No. 333-278878), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-1, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Ether. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, including Ether earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Staking

On October 6, 2025, the Trust began staking its Ether pursuant to staking arrangements with the Custodian and certain third-party staking providers. As a result, the Trust may earn staking rewards in the form of additional Ether (“Staking Consideration”).

The amount of Staking Consideration received by the Trust, if any, may vary from period to period and is influenced by a number of factors, including prevailing Ethereum Network conditions, protocol-level reward rates, the amount of Ether held by the Trust during the period, and the portion of the Trust’s Ether that is staked. Because staking rewards are determined by network-level mechanics rather than by the Trust or the Sponsor, the Trust does not expect Staking Consideration to be earned at a consistent rate.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Consideration is allocated among the Custodian, the applicable staking provider(s), and the Sponsor (the “Sponsor’s Staking Fee”), with the Trust retaining the remainder. The net amount of Staking Consideration retained by the Trust increases the Trust’s Ether holdings, while any Ether distributed or sold for cash in connection with distributions reduces the Trust’s Ether holdings by the amount distributed or sold.

From time to time, the Trust may distribute Ether (or cash from the sale of Ether) received as Staking Consideration to shareholders, although the timing and amount of any such distributions, if made, are subject to the Sponsor’s discretion and applicable requirements under the Trust Agreement. Shareholders may incur tax liabilities with respect to Staking Consideration regardless of whether the Trust makes corresponding distributions.

Staking introduces additional operational, liquidity, regulatory and tax considerations for the Trust. In particular, staked Ether may be inaccessible for a period of time required to un-stake and withdraw Ether under Ethereum Network protocols, and the Trust remains dependent on third-party staking providers and related technical systems for the execution of staking activities. These considerations, and the risks associated with staking, are discussed further under “Item 1. Business—Staking” and “Item 1A. Risk Factors—Risk Factors Related to Staking.”

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

Review of Financial Results

Financial Highlights for the Year Ended December 31, 2025 and the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Year Ended December 31, 2025	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Net realized and unrealized loss on investment in Ether	$(322,816)	$(32,812)
Net decrease in net assets resulting from operations	$(317,667)	$(32,812)
Net assets(1)	$2,181,155	$1,572,914
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the year ended December 31, 2025 was ($322,816), which includes a realized gain of $15,839 on the transfer of Ether to meet Redemptions, a realized loss of ($168) on the transfer of Ether to pay expenses, net change in unrealized appreciation/depreciation on Sponsor’s Staking Fee payable in Ether of $18, and net change in unrealized appreciation/depreciation on investment in Ether of ($338,505). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $2,971.94 per Ether as of December 31, 2025. Net decrease in net assets resulting from operations was ($317,667) for the year ended December 31, 2025, which consisted of the net realized and unrealized loss on investment in Ether and net investment gain of $2,908. Net assets decreased to $2,181,155 at December 31, 2025, a 39% decrease for the year. The decrease in net assets resulted from the aforementioned Ether price depreciation, the redemption of approximately 280,498 Ether with a value of $976,628 from the Trust, the withdrawal of approximately 836 Ether to pay the foregoing Sponsor’s Fee and the payable of approximately 78 Ether to pay the foregoing Sponsor’s Staking Fee, partially offset by the contribution of approximately 541,944 Ether with a value of $1,902,536 to the Trust in connection with Share creations during the period and the contribution of approximately 2,509 Ether with a value of $8,057 in connection with Staking Rewards.

Net realized and unrealized loss on investment in Ether for the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024 was ($32,812), which includes a realized loss of ($15,313) on the transfer of Ether to meet Redemptions and net change in unrealized appreciation/depreciation on investment in Ether of ($17,499). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,458.99 per Ether as of July 23, 2024 (the commencement of the Trust’s operations), to $3,340.40 per Ether as of December 31, 2024. Net decrease in net assets resulting from operations was ($32,812) for the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024, which consisted of the net realized and unrealized loss on investment in Ether. Net assets increased to $1,572,914 at December 31, 2024. The increase in net assets resulted from the contribution of approximately 292,263 Ether with a value of $1,010,935 to the Trust in connection with the Initial Distribution from Grayscale Ethereum Trust ETF and the contribution of approximately 216,682 Ether with a value of $706,933 to the Trust in connection with Share creations during the period, partially offset by the aforementioned Ether price depreciation and the redemption of approximately 38,070 Ether with a value of $112,142 from the Trust.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Sponsor’s Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceeded $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion would have become 0.15%. Following the expiration date of the six-month waiver period on January 23, 2025 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is now 0.15%. For the period from the Sponsor’s Fee Waiver Expiration Date through December 31, 2025, the Trust incurred Sponsor’s Fees of $2,659,142.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of December 31,
	2025	2024
Price of Ether on principal market	$2,971.94	$3,340.40
Principal Market NAV per Share(1)(2)	$28.06	$31.48
Principal Market NAV(2)	$2,181,154,844	$1,572,913,381
Index Price	$2,971.48	$3,343.74
NAV per Share(1)(3)	$28.06	$31.51
NAV (Non-GAAP)(3)	$2,180,817,242	$1,574,486,106

(1)
Share and per Share amounts have been retroactively adjusted to reflect the 1-for-10 Reverse Share Split of the Trust’s issued and outstanding Shares completed on November 19, 2024.
(2)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Ether based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(3)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. See “Item 1. Business—Overview of the Bitcoin Industry and Market—Ether Value—The Index and the Index Price” for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price.”

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Aug-25
Sep-25
Oct-25
Nov-25
Dec-25
1/100 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024	$2,901.40	$4,050.21	12/6/2024	$2,221.82	9/6/2024	$3,343.74	$3,343.74
Twelve months ended December 31, 2025	$3,063.06	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$2,971.48	$2,971.48
July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025	$3,013.36	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$2,971.48	$2,971.48

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024	$2,901.22	$4,053.28	12/6/2024	$2,220.15	9/6/2024	$3,340.40	$3,340.40
Twelve months ended December 31, 2025	$3,063.21	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$2,971.94	$2,971.94
July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025	$3,013.41	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$2,971.94	$2,971.94

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025 and the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025.

ETH Premium/(Discount): ETH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025 divided by the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2025 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From January 1, 2025 to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Sponsor.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

From and after October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg, and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH, and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the Founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Sponsor. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Sponsor is a consolidated subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40” list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Simon Koster, Board Member

Simon Koster, 44, is the Chief Strategy Officer of DCG and has served as a director of the Board since October 2025. As CSO, Mr. Koster leads the investment team, managing the portfolio comprised of digital assets, wholly owned subsidiaries, and more than 250 early-stage companies in over 35 nations across the world as of the date of this filing. Prior to his current role, Mr. Koster was the CEO of Real Estate at DCG, spearheading both internal and external real estate ventures. Previously, he served as CEO of The Collective and brings a decade of real estate experience from JDS Development Group, where he was instrumental in the acquisition and development of top-tier residential, hospitality, and mixed-use projects in New York City and Miami. He is a graduate of Rutgers University (B.S.) and holds a Master’s degree in Engineering from the University of Michigan. Mr. Koster has served on the board of directors of Foundry and Luno since 2023. He has served as a director of Fortitude since 2024 and as a director of Yuma since 2025. Each of Foundry, Luno, Fortitude and Yuma are affiliated with the registrant.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Sponsor and has served as a director of the Board since August 2024. Mr. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 42, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 20, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.	*	* %
Directors & Executive Officers of the Sponsor:(1)
Barry Silbert	*	* %
Mark Shifke	*	* %
Simon Koster	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Directors & Executive Officers of the Sponsor as a group	*	* %

(1)
Barry Silbert is the Chief Executive Officer of DCG and in such capacity may be deemed to have voting and dispositive power over securities held, directly or indirectly by such entity.
(2)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(3)
Does not include Shares beneficially owned through DCG.

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

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Sponsor and (ii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

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

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Trust.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG, LLP (“KPMG”) for the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2025 were:

	Year Ended December 31, 2025	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Audit fees	$244,400	$197,000
Total	$244,400	$197,000

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2025, are made by the Sponsor’s Board and Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on July 18, 2024).

3.2	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Registrant on November 4, 2024).

3.3	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on January 5, 2026).

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on September 26, 2025).

4.2	Amendment No. 1 to the Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on January 5, 2026).

4.3	Form of Participant Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on February 6, 2026).

4.4*	Description of Registrant’s Securities.

10.1†

Fund Administration and Accounting Agreement, dated October 9, 2025, between the Trust and the Administrator (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on October 9, 2025).

10.2†

Prime Broker Agreement, dated October 3, 2025, between the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on October 6, 2025).

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

10.6†

Amendment No. 6 to the Index License Agreement dated March 1, 2025, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.7	Transfer Agency and Service Agreement, dated May 22, 2024 (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on July 18, 2024).

10.8

Co-Transfer Agency Agreement, dated June 14, 2024, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K filed by the Registrant on February 28, 2025).

10.9†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on January 3, 2025).

10.10†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on January 3, 2025).

10.11	Foreside Assignment Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Registrant on January 3, 2025).

10.12†

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A.
(incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on September 26, 2025).

10.13

Second Amendment to Master Custody Service Agreement, dated September 25, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on September 26, 2025).

10.14†	Staking Addendum to Custodial Services Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on October 6, 2025).

10.15†*	Master Services Agreement, dated August 6, 2020, between the Sponsor and the Secondary Index Provider.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Additional Custodian” or “Anchorage Digital”—Anchorage Digital Bank N.A.

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

“Anchorage Digital Custodian Agreement”—The Master Custody Service Agreement, dated as of August 8, 2025, between the Trust and Anchorage Digital regarding the custody and safekeeping of the Trust’s Ether holdings.

“AML”—Anti-money laundering.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent, and (iii) in the case of creations or redemptions through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

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

“Board”—Board of Directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments.

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

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

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

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC, Anchorage Digital Bank N.A. and/or other custodians, collectively or in their individual capacities, as the context may require.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DAOs”—Decentralized autonomous organizations.

“DCG”—Digital Currency Group, Inc.

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“ETHE”—Grayscale Ethereum Staking ETF (formerly known as the Grayscale Ethereum Trust ETF), another Delaware Statutory Trust whose purpose is to hold Ether and which is sponsored by the Sponsor.

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

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading Ltd.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of Grayscale Operating, LLC.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

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

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC, in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Liquidity Sleeve”—The portion of Ether in the Trust intended to be maintained as unstaked, as determined by the Sponsor from time to time.

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

“NYSE Arca”—NYSE Arca, Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

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

“Pre-Creation/Redemption Abandonment Notices”—The notices, collectively, as amended or supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time for the Trust, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

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

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and became the sole remaining sponsor thereafter.

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

“Sponsor’s Fee”—A fee, payable in Ether, which accrues daily in U.S. dollars at an annual rate of 0.15% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor had determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, from July 23, 2024 through January 23, 2025, as described in more detail under “Expenses; Sales of Ether”.

“Sponsor’s Fee Waiver Expiration Date”—The expiration date of the six-month Sponsor’s Fee waiver, effective January 23, 2025.

“Sponsor’s Staking Fee”—In addition to the Sponsor’s Fee, as partial consideration for the Sponsor’s facilitation of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, a portion of the staking rewards payable to the Sponsor in Ether (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Fee is payable to the Sponsor daily in arrears. As of the date hereof, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of such Staking Consideration comprises an aggregate of 6% of the gross Staking Consideration generated under the Staking Arrangements. The Trust will receive and retain the remainder of such gross Staking Consideration.

“Staking”— (i) Using, or permitting to be used, in any manner, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Trust Estate, by making any portion of the Trust Estate available to any third party or by entering into any similar arrangement with a third party), any portion of the Trust Estate in a proof-of-stake validation protocol, (ii) accepting any Staking Consideration, (iii) holding any Other Staking Consideration accepted by the Trust pursuant to clause (ii), for not more than 30 days after the Trust’s receipt thereof, pending the use of such Other Staking Consideration for payment of Additional Trust Expenses or distribution to the Shareholders and (iv) any financing arrangement or other mechanism utilized by the Sponsor, on behalf of the Trust, in connection with Redemption Orders to manage Ether liquidity constraints arising from activities described in the preceding clauses. For the avoidance of doubt, (i) the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol shall not be considered to be “Staking” and (ii) “Staking” shall include any related activity contemplated by a Tax Ruling, an opinion or Tax Guidance, in each case, described in the definition of Staking Condition (and, in the case of a Tax Ruling, that is described in the private letter ruling request (as supplemented from time to time) submitted to the U.S. Internal Revenue Service in connection therewith).

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) engaging in such form of Staking should not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust. As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in the Trust’s Annual Report, as amended from time to time, and the Sponsor intends to cause the Trust to engage in Staking as described therein. The Sponsor may in the future modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Trust Estate as described in clause (i) of the definition of “Staking.”

“Tax Advisor”—An independent law firm that is recognized as being expert in tax matters.

“Tax Guidance”—any tax guidance that is issued by the U.S. Internal Revenue Service or the U.S. Department of the Treasury and on which taxpayers may rely.

“Tax Ruling”—A binding ruling issued by the U.S. Internal Revenue Service.

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

“Trust”—Grayscale Ethereum Staking Mini ETF, a Delaware statutory trust, formed on April 23, 2024 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of September 25, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Trust Estate”—Without duplication, (i) all the Ether in the Trust’s accounts, including the Ether Account, (ii) all Incidental Rights held by the Trust, (iii) all IR Virtual Currency in the Trust’s accounts, (iv) all Other Staking Consideration held by the Trust, (v) all proceeds from the sale of Ether, Incidental Rights, IR Virtual Currency and Other Staking Consideration pending use of such cash for payment of Additional Trust Expenses or distribution to the Shareholders and (vi) any rights of the Trust pursuant to any agreements, other than this Trust Agreement, to which the Trust is a party.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Staking Mini ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Barry Silbert
	Name:	Barry Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Member of the Board of Directors Director*

By:	/s/ Simon Koster
	Name:	Simon Koster
	Title:	Member of the Board of Directors Director*

Date: February 25, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of Grayscale Investments, Inc., the sole managing member of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, as applicable.

INDEX TO FINANCIAL STATEMENTS

Page
Grayscale Ethereum Staking Mini ETF Annual Financial Statements

Report of Independent Registered Public Accounting Firm (KPMG LLP, PCAOB ID 185)	F-2

Statements of Assets and Liabilities at December 31, 2025 and 2024	F-5

Schedules of Investment at December 31, 2025 and 2024	F-6

Statements of Operations for the Year Ended December 31, 2025 and for the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024	F-7

Statements of Changes in Net Assets for the Year Ended December 31, 2025 and for the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024	F-8

Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024	F-9

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Staking Mini ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment of Grayscale Ethereum Staking Mini ETF (the Trust), as of December 31, 2025 and December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and December 31, 2024, and the results of its operations, the changes in its net assets, and its cash flows for the year ended December 31, 2025 and for the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the existence and rights over the investment in Ether

As discussed in Notes 2 and 3 to the financial statements, the Trust accounts for its investment in Ether at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2025, the fair value of the Trust’s investment in Ether was $2.2 billion, with a respective cost basis of $2.5 billion.

We identified the evaluation of the existence of and the Trust’s rights to Ether, including the risk that the Trust’s investment in Ether may not be owned by the Trust, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investment in Ether, as control and access over the Ether was provided through private keys stored using third-party custodial services. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of the Trust’s investment in Ether and the Trust’s rights over its investment in Ether, including controls over the comparison of the Trust’s records of Ether held to the third-party custodial records. We involved information technology professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the safeguarding of digital assets process performed at the third-party custodian, specifically related to the generation of the private keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Trust’s investment in Ether held with the third-party custodian as of December 31, 2025 and compared the results of the confirmation to the Trust’s record of its investment in Ether. We compared the Trust’s record for a selection of on blockchain Ether purchase and sale transactions to the records on the public blockchain using a software audit tool. We also obtained and assessed evidence that such transactions were appropriately authorized and that the Trust controlled the Ether through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain. We also assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP We have served as the Trust’s auditor since 2024.
New York, New York
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Staking Mini ETF:

Opinion on Internal Control Over Financial Reporting

We have audited Grayscale Ethereum Staking Mini ETF's (the Trust) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investment, of the Trust as of December 31, 2025 and December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024 and the related notes (collectively, the financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
New York, New York
February 25, 2026

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2025	2024
Assets:
Investment in Ether, at fair value (cost $2,537,390 and $1,590,413 as of December 31, 2025 and 2024, respectively)	$2,181,386	$1,572,914
Total assets	$2,181,386	$1,572,914
Liabilities:
Sponsor’s Staking Fee payable, related party	$231	$-
Sponsor’s Fee payable, related party	-	-
Total liabilities	$231	$-
Net assets	$2,181,155	$1,572,914
Shares issued and outstanding, no par value (unlimited Shares authorized)	77,730,788	49,970,788
Principal Market NAV per Share	$28.06	$31.48

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of Ether and percentages)

December 31, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	733,993.75276361	$2,537,390	$2,181,386	100%
Total Investment		$2,537,390	$2,181,386	100%
Liabilities			$(231)	0%
Net assets			$2,181,155	100%

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	470,875.75775088	$1,590,413	$1,572,914	100%
Total Investment		$1,590,413	$1,572,914	100%
Net assets			$1,572,914	100%

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31, 2025	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Investment income:
Staking Reward income	$8,057	$-
Investment income	-	-
Total Investment income	$8,057	$-
Expenses:
Sponsor’s Staking Fee, related party	$249	$-
Sponsor’s Fee, related party	2,802	770
Gross expenses	3,051	770
Sponsor’s Fee Waiver, related party	(143)	(770)
Net expenses	2,908	-
Net investment gain	5,149	-
Net realized and unrealized loss from:
Net realized loss on investment in Ether sold to pay expenses	(168)	-
Net realized gain (loss) on investment in Ether sold for redemption of Shares	15,839	(15,313)
Net change in unrealized appreciation/depreciation on investment in Ether	(338,505)	(17,499)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	18	-
Net realized and unrealized loss on investment	(322,816)	(32,812)
Net decrease in net assets resulting from operations	$(317,667)	$(32,812)

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Year Ended December 31, 2025		For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Decrease in net assets from operations:
Net investment gain	$5,149		$-
Net realized loss on investment in Ether sold to pay expenses	(168)		-
Net realized gain (loss) on investment in Ether sold for redemption of Shares	15,839		(15,313)
Net change in unrealized appreciation/depreciation on investment in Ether	(338,505)		(17,499)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	18		-
Net decrease in net assets resulting from operations	(317,667)		(32,812)
Increase in net assets from capital share transactions:
Shares issued	1,902,536		706,933
Shares issued from Initial Distribution(1)	-		1,010,935
Shares redeemed	(976,628)		(112,142)
Net increase in net assets resulting from capital share transactions	925,908		1,605,726
Total increase in net assets from operations and capital share transactions	608,241		1,572,914
Net assets:
Beginning of year	1,572,914		-
End of year	$2,181,155		$1,572,914
Change in Shares outstanding:(2)
Shares outstanding at beginning of year	49,970,788		-
Shares issued	57,540,000	-	22,995,000
Shares issued from Initial Distribution(1)	-	-	31,015,850
Shares redeemed	(29,780,000)	-	(4,040,062)
Net increase in Shares	27,760,000		49,970,788
Shares outstanding at end of year	77,730,788		49,970,788

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

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2025	For the Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024(2)
Cash used in operating activities
Net decrease in net assets resulting from operations	$(317,667)	$(32,812)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of Ether(1)	$(1,897,840)	$(705,170)
Proceeds from Ether sold to pay redemptions(1)	969,432	113,899
Proceeds from Ether sold to pay expenses	2,659	-
Ether received as Staking Rewards	(8,057)	-
Net realized (loss) gain on Sponsor's Fee	(15,671)	15,313
Net change in unrealized appreciation/depreciation on investment in Ether	338,505	17,499
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee	(18)	-
Change in operating assets and liabilities:
Sponsor’s Staking Fee payable, related party	249	-
Net cash used in operating activities	$(928,408)	$(591,271)

Cash provided by financing activities
Proceeds from issuance of capital shares(1)	$1,897,840	$705,170
Payments for capital shares redeemed(1)	(969,432)	(113,899)
Net cash provided by financing activities	$928,408	$591,271

Cash
Net increase in cash	$-	$-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$2,659	$-
Ether received as Staking Rewards	$8,057	$-
Supplemental disclosure of noncash financing activities
Transfer of Ether from Initial Distribution(3)	$-	$1,010,935

(1)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.
(2)
Prior to the commencement of operations on July 23, 2024, Grayscale Investments, LLC redeemed the initial seed capital of 10,000 shares for $100,000, as discussed in Note 1.
(3)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million from Grayscale Ethereum Trust ETF, completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Staking Mini ETF (the “Trust”) is a Delaware Statutory Trust that was formed on April 23, 2024 and commenced operations on July 23, 2024. In general, the Trust holds Ethereum tokens (“Ether”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Ether. On July 18, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-278878). As of the date of this Annual Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act.

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

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust and to reflect rewards from Staking a portion of the Trust’s Ether, less the Trust’s expenses and other liabilities.

GSI was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Staking ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF, Grayscale Solana Staking ETF, Grayscale XRP Trust ETF, Grayscale Dogecoin Trust ETF, Grayscale Chainlink Trust ETF and, as of February 18, 2026, Grayscale Sui Staking ETF.

Staking on the Ethereum Network refers to the use of Ether, or the permission for Ether to be used through an agent or otherwise, in the Ethereum Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust Agreement permits the Trust to engage in Staking, and on October 6, 2025, the Trust commenced Staking pursuant to the Staking Arrangements. The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), which may be affiliates of the Custodian or other trusted institutional validators, to stake the Trust’s Ether to a Staking Provider operating validator software and associated hardware (“Provider-Facilitated Staking”). Effective October 6, 2025, and pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider became entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust, as discussed in Note 7.

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

Liquidity Providers facilitate the purchase and sale of Ether in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

The Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Ether held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, on August 8, 2025, the Sponsor and Anchorage Digital Bank N.A. (“Anchorage Digital”), a national trust bank chartered by the Office of the Comptroller of the Currency, entered into a custodial services agreement (the “Anchorage Digital Custodian Agreement”). Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Ether holdings.

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

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. The Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

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

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee and Sponsor’s Staking Fee.

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

Ether Staking

The Trust earns staking rewards by delegating a portion of its Ether on the Ethereum Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with the Custodian and one or more third-party staking service providers, which may include affiliates of the Custodian or other institutional validators, to facilitate the staking of the Trust’s Ether. The Trust retains control of its Ether throughout the staking process. The delegation of Ether for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the Ether is not transferred to the validator or staking provider. Accordingly, the staked Ether is not derecognized under ASC Topic 610-20, Other Income, Gains and Losses from the Derecognition of Nonfinancial Assets, or ASC Topic 350-60, Intangibles, Goodwill and Other, Crypto Assets.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of Ether), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Ethereum protocol, net of Validator Fees.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in Ether, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking revenue is recorded as staking reward income on the Statements of Operations.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in Ether	$2,181,386	$2,181,386	$-	$-
December 31, 2024
Assets
Investment in Ether	$1,572,914	$1,572,914	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2025 and 2024, the Trust held 733,993.75276361 and 470,875.75775088 Ether, respectively.

The Trust determined the fair value per Ether to be $2,971.94 and $3,340.40 on December 31, 2025 and 2024 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

Historically, the Trust considered Coinbase to be its principal market. The Trust performed an assessment of the principal market at December 31, 2024 and identified a change in the principal market from Coinbase to Crypto.com. The change in principal market was effective December 31, 2024.

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at July 23, 2024 (the Commencement of the Trust’s Operations)	-	$-
Ether contributed	216,682.35550389	706,933
Ether contributed from Initial Distribution(1)	292,262.98913350	1,010,935
Ether redeemed	(38,069.58688651)	(112,142)
Ether distributed for Sponsor’s Fee, related party	-	-
Net change in unrealized appreciation/depreciation on investment in Ether	-	(17,499)
Net realized loss on investment in Ether sold to pay expenses	-	-
Net realized loss on investment in Ether sold for redemption of Shares	-	(15,313)
Balance at December 31, 2024	470,875.75775088	$1,572,914
Ether contributed	541,943.54338025	1,902,536
Ether redeemed	(280,497.34798588)	(976,628)
Ether Staking Reward income	2,508.27751596	8,057
Ether distributed for Sponsor’s Fee, related party	(836.47789760)	(2,659)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(338,505)
Net realized loss on investment in Ether sold to pay expenses	-	(168)
Net realized gain on investment in Ether sold for redemption of Shares	-	15,839
Balance at December 31, 2025	733,993.75276361	$2,181,386
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million from Grayscale Ethereum Staking ETF, completed on July 23, 2024, as discussed in Note 4.

4. The Initial Distribution from the Grayscale Ethereum Staking ETF

On July 8, 2024, the Sponsor of the Trust at the direction of its board of directors declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Grayscale Ethereum Staking ETF (“ETHE”) (formerly known as the Grayscale Ethereum Trust ETF) shares as of 4:00 PM ET on July 18, 2024 (the “Record Date”) was entitled to receive Shares of the Trust, in connection with its previously announced initial creation and distribution of Shares of the Trust (such transactions collectively, the “Initial Distribution”).

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

5. Creations and Redemptions of Shares

At December 31, 2025 and 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0094 of one Ether at December 31, 2025 and 2024.

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

	Year Ended December 31, 2025	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	57,540,000	22,995,000
Shares issued from Initial Distribution(2)	-	31,015,850
Shares redeemed	(29,780,000)	(4,040,062)
Net Change in Number of Shares Issued and Redeemed	27,760,000	49,970,788

(Amounts in thousands)	Year Ended December 31, 2025	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$1,902,536	$706,933
Shares issued from Initial Distribution(2)	-	1,010,935
Shares redeemed	(976,628)	(112,142)
Net Change in Value of Shares Issued and Redeemed	$925,908	$1,605,726

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

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of and during the year ended December 31, 2025 and the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 or 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2025: DCG, GSO, GSIS and Grayscale Securities, LLC. As of December 31, 2025 and 2024, 2,592 and 2,505 Shares of the Trust were held by related parties of the Trust, respectively.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a consolidated subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, became the sole remaining Sponsor of the Trust.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor. Also in connection with the Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2025 and 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the year ended December 31, 2025 or the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024.

Effective October 6, 2025, and pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider became entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. In addition, pursuant to the Trust Agreement and as consideration for the Sponsor’s facilitation of Staking, the Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in Ether, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. As of October 6, 2025, the Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 6% of the gross staking rewards generated under the Staking Arrangements, with the Trust receiving and retaining the remainder of such gross staking rewards. From time to time, the Trust may distribute Ether (or cash proceeds from the sale of Ether) received as staking rewards to the Trust’s shareholders.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. If the Trust’s assets exceeded $2.0 billion prior to the end of the six-month period, the Sponsor’s Fee charged on assets over $2.0 billion would have become 0.15%. Following the Sponsor’s Fee Waiver Expiration Date, the Sponsor’s Fee is 0.15%.

For the period from the Sponsor’s Fee Waiver Expiration Date through December 31, 2025, the Trust incurred Sponsor’s Fees of $2,659,142. As of December 31, 2025 and 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the year ended December 31, 2025 and the period from July 23, 2024 (the commencement of the Trust’s operations) to December 31, 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the period from October 6, 2025, when the Trust began staking Ether, through December 31, 2025, the Trust incurred Sponsor’s Staking Fees of $249,190.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the

United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

To the extent a private key, held by the Custodian required to access an address on the Ethereum Network holding Ether is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Ether controlled by the private key and the private key will not be capable of being restored by the Ethereum Network. The processes by which Ether transactions are settled are dependent on the Ethereum peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Ether.

The Trust relies on third-party service providers, including Staking Providers and custodial counterparties, to perform certain functions essential to its staking activities and other operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

In addition, the Trust’s participation in staking arrangements subjects it to risks that may directly affect its Ether holdings and financial position. Protocol-level penalties, including slashing or inactivity leaks, or operational failures by custodians or Staking Providers, may result in the permanent loss of staked Ether and would require a corresponding reduction in the carrying amount of the Trust’s digital assets and could result in realized losses. Staked Ether may be subject to temporary lock-up periods or other transfer restrictions, which could limit the Trust’s ability to meet redemptions or to sell Ether to fund expenses or other obligations and could require sales at unfavorable prices. Staking rewards may be recognized as income for U.S. federal income tax purposes without a corresponding receipt of cash. In addition, Sponsor fees or other amounts payable in Ether or determined by reference to the value of Ether may increase volatility in the Trust’s net assets and results of operations due to remeasurement at fair value, and disruptions or failures affecting Staking Providers or custodians could require accruals, impairments, or expanded subsequent event disclosures.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2025	Jun-30, 2025	Sept-30, 2025	Dec-31, 2025	Year Ended Dec 31, 2025
Investment income:
Staking Reward income	-	-	-	$8,057	$8,057
Investment income	-	-	-	-	-
Total Investment income	-	-	-	$8,057	$8,057
Expenses:
Sponsor’s Staking Fee, related party	-	-	-	$249	$249
Sponsor’s Fee, related party	465	406	992	939	2,802
Gross Expenses	465	406	992	1,188	3,051
Sponsor’s Fee Waiver, related party	(143)	-	-	-	(143)
Net Expenses	322	406	992	1,188	2,908
Net investment loss	(322)	(406)	(992)	6,869	5,149
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in Ether sold to pay expenses	(122)	(188)	152	(10)	(168)
Net realized (loss) gain on investment in Ether sold for redemption of Shares	(35,193)	(6,067)	66,728	(9,629)	15,839
Net change in unrealized appreciation/depreciation on investment in Ether	(681,647)	335,217	866,043	(858,118)	(338,505)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	-	-	18	18
Net realized and unrealized (loss) gain on investment	(716,962)	328,962	932,923	(867,739)	(322,816)
Net (decrease) increase in net assets resulting from operations	$(717,284)	$328,556	$931,931	$(860,870)	$(317,667)

Fiscal Period from July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024

(Amounts in thousands)	July 23, 2024 (the Commencement of the Trust’s Operations) to September 30, 2024 (unaudited)	October 1, 2024 to December 31, 2024 (unaudited)	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Expenses
Sponsor's Fee, related party	$276	$494	$770
Gross Expenses	276	494	770
Sponsor’s Fee Waiver, related party	(276)	(494)	(770)
Net Expenses	-	-	-
Net investment loss	-	-	-
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Ether sold to pay expenses	-	-	-
Net realized loss on investment in Ether sold for redemption of Shares	(3,536)	(11,777)	(15,313)
Net change in unrealized appreciation/depreciation on investment in Ether	(286,213)	268,714	(17,499)
Net realized and unrealized (loss) gain on investment	(289,749)	256,937	(32,812)
Net (decrease) increase in net assets resulting from operations	$(289,749)	$256,937	$(32,812)

10. Financial Highlights Per Share Performance

	Year Ended December 31, 2025	July 23, 2024 (the Commencement of the Trust’s Operations) to December 31, 2024
Per Share Data:
Principal Market NAV, beginning of year	$31.48	$32.59
Net decrease in net assets from investment operations:
Net investment gain	0.08	-
Net realized and unrealized loss	(3.50)	(1.11)
Net decrease in net assets resulting from operations	(3.42)	(1.11)
Principal Market NAV, end of year	$28.06	$31.48
Total return	-10.86%	-3.41%
Ratios to average net assets:
Net investment gain	0.28%	0.00%
Sponsor's Fee	-0.15%	-0.15%
Sponsor's Staking Fee	-0.01%	0.00%
Gross Expenses	-0.16%	-0.15%
Sponsor's Fee Waiver	0.01%	0.15%
Net expenses	-0.15%	0.00%
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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the year and assuming redemption on the last day of the year.

11. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian and Additional Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

12. Subsequent Events

On January 5, 2026, the Trust changed its name from Grayscale Ethereum Mini Trust ETF to Grayscale Ethereum Staking Mini ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State.

As of the close of business on February 20, 2026, the fair value of Ether determined in accordance with the Trust’s accounting policy was $1,970.80 per Ether.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.