Form 10-Q
period 2026-06-30
Grayscale Ethereum Staking Mini ETF
filed 2026-08-07
CIK 2020455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of August 3, 2026: 88,040,788

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in Ether, at fair value (cost $2,682,582 and $2,537,390 as of June 30, 2026 and December 31, 2025, respectively)	$1,349,079	$2,181,386
Total assets	$1,349,079	$2,181,386
Liabilities:
Sponsor’s Staking Fee payable, related party	$2	$231
Sponsor’s Fee payable, related party	-	-
Total liabilities	$2	$231
Net assets	$1,349,077	$2,181,155
Shares issued and outstanding, no par value (unlimited Shares authorized)	89,790,788	77,730,788
Principal Market NAV per Share	$15.02	$28.06

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

June 30, 2026
	Quantity of Ether	Cost	Fair Value(1)	% of Net Assets
Investment in Ether	854,642.67477818	$2,682,582	$1,349,079	100%
Total Investment		$2,682,582	$1,349,079	100%
Liabilities in Excess of Other Assets			$(2)	0%
Net assets			$1,349,077	100%

December 31, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	733,993.75276361	$2,537,390	$2,181,386	100%
Total Investment		$2,537,390	$2,181,386	100%
Liabilities in Excess of Other Assets			$(231)	0%
Net assets			$2,181,155	100%
(1)
Investment in Ether includes $1,116,704 of staked Ether at June 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Staking Reward income	$8,521	$-	$16,896	$-
Investment income	-	-	-	-
Total Investment income	$8,521	$-	$16,896	$-
Expenses:
Sponsor's Staking Fee, related party	$264	$-	$523	$-
Sponsor’s Fee, related party	682	406	1,389	871
Gross expenses	946	406	1,912	871
Sponsor’s Fee Waiver, related party	-	-	-	(142)
Net expenses	946	406	1,912	729
Net investment income (loss)	7,575	(406)	14,984	(729)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in Ether sold to pay Sponsor’s Fee	(365)	(188)	(641)	(310)
Net realized loss on investment in Ether sold to pay Sponsor's Staking Fee	(144)	-	(259)	-
Net realized loss on investment in Ether sold for redemption of Shares	(93,456)	(6,067)	(176,796)	(41,260)
Net change in unrealized appreciation/depreciation on investment in Ether	(372,739)	335,217	(977,499)	(346,430)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	-	(19)	-
Net realized and unrealized (loss) gain	(466,704)	328,962	(1,155,214)	(388,000)
Net (decrease) increase in net assets resulting from operations	$(459,129)	$328,556	$(1,140,230)	$(388,729)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment income (loss)	$7,575	$(406)	$14,984	$(729)
Net realized loss on investment in Ether sold to pay Sponsor’s Fee	(365)	(188)	(641)	(310)
Net realized loss on investment in Ether sold to pay Sponsor's Staking Fee	(144)	-	(259)	-
Net realized loss on investment in Ether sold for redemption of Shares	(93,456)	(6,067)	(176,796)	(41,260)
Net change in unrealized appreciation/depreciation on investment in Ether	(372,739)	335,217	(977,499)	(346,430)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	-	(19)	-
Net (decrease) increase in net assets resulting from operations	(459,129)	328,556	(1,140,230)	(388,729)
Increase in net assets from capital share transactions:
Shares issued	140,171	182,637	677,841	265,463
Shares redeemed	(136,736)	(14,976)	(369,689)	(119,392)
Net increase in net assets resulting from capital share transactions	3,435	167,661	308,152	146,071
Total (decrease) increase in net assets from operations and capital share transactions	(455,694)	496,217	(832,078)	(242,658)
Net assets:
Beginning of period	1,804,771	834,039	2,181,155	1,572,914
End of period	$1,349,077	$1,330,256	$1,349,077	$1,330,256
Change in Shares outstanding:
Shares outstanding at beginning of period	90,880,788	48,450,788	77,730,788	49,970,788
Shares issued	6,600,000	8,380,000	29,710,000	11,260,000
Shares redeemed	(7,690,000)	(690,000)	(17,650,000)	(5,090,000)
Net (decrease) increase in Shares	(1,090,000)	7,690,000	12,060,000	6,170,000
Shares outstanding at end of period	89,790,788	56,140,788	89,790,788	56,140,788

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Staking Mini ETF (the “Trust”) is a Delaware Statutory Trust that was formed on April 23, 2024 and commenced operations on July 23, 2024. The Trust’s investment objective is for the value of the Shares (based on the Ether per Share) to reflect the value of the Ether held by the Trust and to reflect rewards from Staking a portion of the Trust’s Ether, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for Ether.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2024 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “ETH” on July 23, 2024.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in Ether	$1,349,079	$1,349,079	$-	$-
December 31, 2025
Assets
Investment in Ether	$2,181,386	$2,181,386	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 854,642.67477818 and 733,993.75276361 Ether, respectively.

The Trust determined the fair value per Ether to be $1,578.53 and $2,971.94 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2024	470,875.75775088	$1,572,914
Ether contributed	106,063.76794599	265,463
Ether redeemed	(47,954.16582573)	(119,392)
Ether distributed for Sponsor’s Fee, related party	(314.96476721)	(729)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(346,430)
Net realized loss on investment in Ether sold to pay Sponsor’s Fee	-	(310)
Net realized gain on investment in Ether sold for redemption of Shares	-	(41,260)
Balance at June 30, 2025	528,670.39510393	$1,330,256

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2025	733,993.75276361	$2,181,386
Ether contributed	281,172.01444297	677,841
Ether redeemed	(167,278.76206736)	(369,689)
Ether Staking Reward income	7,699.21695012	16,896
Ether distributed for Sponsor’s Fee, related party	(629.41907388)	(1,389)
Ether distributed for Sponsor’s Staking Fee, related party	(314.12823728)	(752)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(977,499)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	(19)
Net realized loss on investment in Ether sold to pay Sponsor’s Fee	-	(641)
Net realized loss on investment in Ether sold to pay Sponsor’s Staking Fee	-	(259)
Net realized loss on investment in Ether sold for redemption of Shares	-	(176,796)
Balance at June 30, 2026	854,642.67477818	$1,349,079

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0095 and 0.0094 of one Ether at June 30, 2026 and December 31, 2025, respectively.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	6,600,000	8,380,000	29,710,000	11,260,000
Shares redeemed	(7,690,000)	(690,000)	(17,650,000)	(5,090,000)
Net Change in Number of Shares Issued and Redeemed	(1,090,000)	7,690,000	12,060,000	6,170,000

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$140,171	$182,637	$677,841	$265,463
Shares redeemed	(136,736)	(14,976)	(369,689)	(119,392)
Net Change in Value of Shares Issued and Redeemed	$3,435	$167,661	$308,152	$146,071

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 2,007 and 2,592 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental

Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $682 and $406, respectively. For the six months ended June 30, 2026 and the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2025, the Trust incurred Sponsor’s Fees of $1,389 and $729, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $264. For the six months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $523.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$19.86	$17.21	$28.06	$31.48
Net (decrease) increase in net assets from investment operations:
Net investment income (loss)	0.08	(0.01)	0.17	(0.01)
Net realized and unrealized (loss) gain	(4.92)	6.50	(13.21)	(7.77)
Net (decrease) increase in net assets resulting from operations	(4.84)	6.49	(13.04)	(7.78)
Principal Market NAV, end of period	$15.02	$23.70	$15.02	$23.70
Total return	-24.37%	37.71%	-46.47%	-24.71%
Ratios to average net assets:
Net investment (loss) income	1.67%	-0.15%	1.62%	-0.13%
Sponsor's Fee	-0.15%	-0.15%	-0.15%	-0.15%
Sponsor's Staking Fee	-0.06%	0.00%	-0.06%	0.00%
Gross expenses	-0.21%	-0.15%	-0.21%	-0.15%
Sponsor's Fee Waiver	0.00%	0.00%	0.00%	0.02%
Net expenses	-0.21%	-0.15%	-0.21%	-0.13%

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

10. Subsequent Events

On August 6, 2026, the Sponsor and the Trustee entered into the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Third A&R Trust Agreement”), which amends and restates the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement in its entirety. The Third A&R Trust Agreement provides, among other things, for the Trust to make mandatory cash distributions to shareholders of the net proceeds from staking rewards, by requiring the Trust to convert staking rewards held by the Trust to cash no less often than quarterly and promptly distribute the net proceeds to shareholders, after deducting applicable fees and Trust expenses, and includes related conforming amendments to facilitate the Trust’s staking program and distribution framework.

The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the staking rewards earned by the Trust and applicable deductions and therefore cannot be predicted with certainty. Shareholders are advised to discuss any tax consequences relating to their investment in the Trust as a result of the Third A&R Trust Agreement with their tax advisors.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in Ether	$(466,704)	$328,962	$(1,155,214)	$(388,000)
Net (decrease) increase in net assets resulting from operations	$(459,129)	$328,556	$(1,140,230)	$(388,729)
Net assets(1)	$1,349,077	$1,330,256	$1,349,077	$1,330,256
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended June 30, 2026 was ($466,704), which includes a realized loss of ($93,456) on the sale of Ether to meet redemptions, a realized loss of ($365) on the transfer of Ether sold to pay the Sponsor’s Fee, a realized loss on the transfer of Ether sold to pay the Sponsor’s Staking Fee of ($144), net change in unrealized appreciation/depreciation on investment in Ether of ($372,739). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $2,095.22 per Ether as of March 31,2026, to $1,578.53 per Ether as of June 30, 2026. Net decrease in net assets resulting from operations was ($459,129) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Ether, plus the net investment loss of ($946). Net assets decreased to $1,349,077 at June 30, 2026, a 25% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the redemption of approximately 73,084 Ether with a value of $136,736 from the Trust, the withdrawal of approximately 462 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 130 Ether to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 2 Ether to pay the foregoing Sponsor’s Staking Fee, partially offset by the contribution of approximately 62,608 Ether with a value of $140,171 to the Trust in connection with Share creations during the period and the contribution of approximately 4,243 Ether with a value of $8,521 in connection with Staking Rewards.

Net realized and unrealized gain on investment in Ether for the three months ended June 30, 2025 was $328,962, which includes a realized loss of ($6,067) on the sale of Ether to meet redemptions, a realized loss of ($188) on the transfer of Ether sold to pay the Sponsor’s Fee, and net change in unrealized appreciation/depreciation on investment in Ether of $335,217. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,827.33 per Ether as of March 31, 2025, to $2,516.23 per Ether as of June 30, 2025. Net increase in net assets resulting from operations was $328,556 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $406. Net assets increased to $1,330,256 at June 30, 2025, a 59% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 78,927 Ether with a value of $182,637 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 183 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 6,499 Ether with a value of $14,976 from the Trust.

Net realized and unrealized loss on investment in Ether for the six months ended June 30, 2026 was ($1,155,214), which includes a realized loss of ($176,796) on the sale of Ether to meet redemptions, a realized loss of ($641) on the transfer of Ether sold to pay the Sponsor’s Fee, a realized loss on the transfer of Ether sold to pay the Sponsor’s Staking Fee of ($259), net change in unrealized appreciation/depreciation on investment in Ether of ($977,499) and net change in unrealized appreciation/depreciation on the Sponsor’s Staking Fee payable in Ether of ($19). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $2,971.94 per Ether as of December 31, 2025, to $1,578.53 per Ether as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,140,230) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Ether, plus the net investment income of ($1,912). Net assets decreased to $1,349,077 at June 30, 2026, a 38% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the redemption of approximately 167,279 Ether with a value of $369,689 from the Trust, the withdrawal of approximately 944 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 314 Ether to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 2 Ether to pay the foregoing Sponsor’s Staking Fee, partially offset by the contribution of approximately 281,172 Ether with a value of $677,841 to the Trust in connection with Share creations during the period and the contribution of approximately 7,699 Ether with a value of $16,896 in connection with Staking Rewards.

Net realized and unrealized loss on investment in Ether for the six months ended June 30, 2025 was ($388,000), which includes a realized loss of ($310) on the transfer of Ether sold to pay the Sponsor’s Fee, a realized loss of ($41,260) on the sale of Ether to meet redemptions and net change in unrealized appreciation/depreciation on investment in Ether of ($346,430). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $2,516.23 per Ether as of June 30, 2025. Net decrease in net assets resulting from operations was ($388,729) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $729. Net assets decreased to $1,330,256 at June 30, 2025, a 15% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 315 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 47,955 Ether with a value of $119,392 from the Trust, partially offset by the contribution of approximately 106,064 Ether with a value of $265,463 to the Trust in connection with Share creations during the period.

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

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of Ether on principal market	$1,578.53	$2,516.23
Principal Market NAV per Share(1)	$15.02	$23.70
Principal Market NAV(1)	$1,349,076,627	$1,330,256,308
Index Price	$1,578.40	$2,518.06
NAV per Share(2)	$15.02	$23.71
NAV(2)	$1,348,965,524	$1,331,223,775

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Ether based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026, were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX and OSL. The Digital Asset Trading Platforms included in the Index as of June 30, 2025, were Coinbase, Kraken, Bullish, Crypto.com and LMAX Digital. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$2,652.88	$4,050.21	12/6/2024	$1,465.07	4/8/2025	$2,518.06	$2,518.06
Twelve months ended June 30, 2026	$2,960.82	$4,832.59	8/22/2025	$1,553.95	6/6/2026	$1,578.40	$1,578.40
July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$2,811.63	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$1,578.40	$1,578.40

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$2,652.82	$4,053.28	12/6/2024	$1,465.40	4/8/2025	$2,516.23	$2,516.23
Twelve months ended June 30, 2026	$2,961.07	$4,833.89	8/22/2025	$1,554.17	6/6/2026	$1,578.53	$1,578.53
July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$2,811.73	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$1,578.53	$1,578.53

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

ETH Premium/(Discount): ETH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of ETH Redeemed	Average Price Paid per Share of ETH(1)

April 1, 2026 - April 30, 2026	610,000	$21.36
May 1, 2026 - May 31, 2026	1,940,000	20.34
June 1, 2026 - June 30, 2026	5,140,000	16.39
Total	7,690,000	$17.78
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
4.1#

Third Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

#	Previously filed.

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

“Sponsor’s Fee”—A fee, payable in Ether, which accrues daily in U.S. dollars at an annual rate of 0.15% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor previously waived the Sponsor’s Fee for the first six months of the Trust’s operation, from July 23, 2024 through January 23, 2025, as described in more detail under “Item 1. Business—Expenses; Sales of Ether” of our Annual Report on Form 10-K.

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

“Trust”—Grayscale Ethereum Staking Mini ETF, a Delaware statutory trust, formed on April 23, 2024 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Third Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 6, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as may be amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Staking Mini ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.