Form 10-Q
period 2026-09-30
Grayscale Ethereum Staking Mini ETF
filed 2026-11-05
CIK 2020455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of Shares of the registrant outstanding as of November 2, 2026: 96,190,788

Grayscale® ETHEREUM staking MINI ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2026	December 31, 2025
Assets:
Investment in Ether, at fair value (cost $2,828,843 and $2,537,390 as of September 30, 2026 and December 31, 2025, respectively)	$2,481,194	$2,181,386
Receivable for investments sold	25,476	-
Total assets	$2,506,670	$2,181,386
Liabilities:
Sponsor’s Staking Fee payable, related party	$4	$231
Payable for capital shares redeemed	25,476	-
Sponsor’s Fee payable, related party	-	-
Total liabilities	$25,480	$231
Net assets	$2,481,190	$2,181,155
Shares issued and outstanding, no par value (unlimited Shares authorized)	97,390,788	77,730,788
Principal Market NAV per Share	$25.48	$28.06

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

September 30, 2026
	Quantity of Ether	Cost	Fair Value(1)	% of Net Assets
Investment in Ether	929,892.01089221	$2,828,843	$2,481,194	100%
Total Investment		$2,828,843	$2,481,194	100%
Liabilities in Excess of Other Assets			$(4)	0%
Net assets			$2,481,190	100%

December 31, 2025
	Quantity of Ether	Cost	Fair Value(1)	% of Net Assets
Investment in Ether	733,993.75276361	$2,537,390	$2,181,386	100%
Total Investment		$2,537,390	$2,181,386	100%
Liabilities in Excess of Other Assets			$(231)	0%
Net assets			$2,181,155	100%
(1)
Investment in Ether includes $1,992,358 and $1,414,900 of staked Ether at September 30, 2026 and December 31, 2025, respectively.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Staking Reward Income	$9,809	$-	$26,705	$-
Investment income	-	-	-	-
Total Investment income	9,809	-	26,705	-
Expenses:
Sponsor's Staking Fee, related party	303	-	826	-
Sponsor’s Fee, related party	712	992	2,101	1,863
Gross expenses	1,015	992	2,927	1,863
Sponsor’s Fee Waiver, related party	-	-	-	(142)
Net expenses	1,015	992	2,927	1,721
Net investment income (loss)	8,794	(992)	23,778	(1,721)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain from:
Ether sold to pay expenses	(427)	152	(1,327)	(158)
Ether sold for redemption of Shares	(50,208)	66,728	(227,004)	25,468
Ether sold for income distribution	(929)	-	(929)	-
Net realized (loss) gain	(51,564)	66,880	(229,260)	25,310
Net change in unrealized appreciation/depreciation	985,852	866,043	8,334	519,613
Net realized and unrealized gain (loss)	934,288	932,923	(220,926)	544,923
Net increase (decrease) in net assets resulting from operations	$943,082	$931,931	$(197,148)	$543,202

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment income (loss)	$8,794	$(992)	$23,778	$(1,721)
Net realized (loss) gain	(51,564)	66,880	(229,260)	25,310
Net change in unrealized appreciation/depreciation	985,852	866,043	8,334	519,613
Net increase (decrease) in net assets resulting from operations	943,082	931,931	(197,148)	543,202
Increase in net assets from capital share transactions:
Shares issued	336,297	1,115,426	1,014,138	1,380,889
Shares redeemed	(144,007)	(375,638)	(513,696)	(495,030)
Net increase in net assets resulting from capital share transactions	192,290	739,788	500,442	885,859
Decrease in net assets from distributions to shareholders:
Distributions to shareholders	(3,259)	-	(3,259)	-
Total increase in net assets	1,132,113	1,671,719	300,035	1,429,061
Net assets:
Beginning of period	1,349,077	1,330,256	2,181,155	1,572,914
End of period	$2,481,190	$3,001,975	$2,481,190	$3,001,975
Change in Shares outstanding:
Shares outstanding at beginning of period	89,790,788	56,140,788	77,730,788	49,970,788
Shares issued	14,200,000	30,270,000	43,910,000	41,530,000
Shares redeemed	(6,600,000)	(9,780,000)	(24,250,000)	(14,870,000)
Net increase in Shares	7,600,000	20,490,000	19,660,000	26,660,000
Shares outstanding at end of period	97,390,788	76,630,788	97,390,788	76,630,788

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM STAKING MINI ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Staking Mini ETF (the “Trust”) is a Delaware Statutory Trust that was formed on April 23, 2024 and commenced operations on July 23, 2024. The Trust’s investment objective is for the value of the Shares (based on the Ether per Share) to reflect the value of the Ethereum tokens (“Ether”) held by the Trust and to reflect rewards from Staking a portion of the Trust’s Ether, less the Trust’s expenses and other liabilities. Staking on the Ethereum Network refers to the use of Ether, or the permission for Ether to be used through an agent or otherwise, in the Ethereum Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain Authorized Participants (as defined herein) in exchange for Ether.

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

CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”), Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust, and Foreside Fund Services, LLC is the marketing agent of the Trust (the “Marketing Agent”).

On July 23, 2024, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-278878). The Trust’s trading symbol on NYSE Arca is “ETH” and the CUSIP number for its Shares is 38964R203.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets and distributions to shareholders related to staking activities. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (the “Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Ether in connection with a creation order from the Authorized Participant (or a service provider that facilitates the purchase of Ether in connection with the creation of Baskets, i.e., “Liquidity Provider”) and does not itself transact on any Digital Asset Markets (as defined herein). Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of Ether), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Ethereum protocol, net of a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”).

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in Ether, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investment in Ether	$2,481,194	$2,481,194	$-	$-
December 31, 2025
Assets
Investment in Ether	$2,181,386	$2,181,386	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2026 and December 31, 2025, the Trust held 929,892.01089221 and 733,993.75276361 Ether, respectively.

The Trust determined the fair value per Ether to be $2,668.26 and $2,971.94 on September 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market (as defined herein) considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2024	470,875.75775088	$1,572,914
Ether contributed	391,068.13982899	1,380,889
Ether redeemed	(140,030.07824685)	(495,030)
Ether distributed for expenses	(564.47763452)	(1,721)
Net realized gain	-	25,310
Net change in unrealized appreciation/depreciation	-	519,613
Balance at September 30, 2025	721,349.34169850	$3,001,975

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2025	733,993.75276361	$2,181,386
Ether contributed	416,673.03889366	1,014,138
Ether redeemed	(230,212.60210520)	(513,696)
Staking Reward Income	12,212.12018563	26,705
Ether distributed to shareholders	(1,363.08188857)	(3,259)
Ether distributed for expenses	(1,411.21695692)	(3,154)
Net realized loss	-	(229,260)
Net change in unrealized appreciation/depreciation	-	8,334
Balance at September 30, 2026	929,892.01089221	$2,481,194

4. Distributions to Shareholders

Effective August 7, 2026, the Trust makes periodic cash distributions to shareholders from the net proceeds of staking rewards (the “Distribution Rewards Amount”), which represent gross staking rewards generated under the Staking Arrangements, net of the Validator Fees and the Sponsor’s Staking Fee. The Sponsor engages a Liquidity Provider to convert such amounts into U.S. dollars by reference to the Index Price at such time, with the net proceeds distributed to shareholders. Distributions are made pursuant to the Sponsor’s staking policy, and the timing and amount of any such distributions are subject to the Sponsor’s discretion and applicable requirements under the Trust Agreement.

During the three months ended September 30, 2026, the Trust made one cash distribution of $3,259,246, or $0.034765 per Share, to shareholders on September 4, 2026, derived from Ether received as staking rewards under the Staking Arrangements. The distribution reduced the Trust’s Ether holdings through the sale of Ether to generate cash.

5. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Basket of Shares issued by the Trust (“Creation Basket”) or the amount of Ether for each Basket of Shares redeemed by the Trust (“Redemption Basket”) is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0095 and 0.0094 of one Ether at September 30, 2026 and December 31, 2025, respectively.

As of the date of this Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	14,200,000	30,270,000	43,910,000	41,530,000
Shares redeemed	(6,600,000)	(9,780,000)	(24,250,000)	(14,870,000)
Net Change in Number of Shares Issued and Redeemed	7,600,000	20,490,000	19,660,000	26,660,000

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$336,297	$1,115,426	$1,014,138	$1,380,889
Shares redeemed	(144,007)	(375,638)	(513,696)	(495,030)
Net Change in Value of Shares Issued and Redeemed	$192,290	$739,788	$500,442	$885,859

6. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s net assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026 or December 31, 2025.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2026 and December 31, 2025, 10,979 and 2,592 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.15% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the global trading platform market for the trading of Ether (“Digital Asset Trading Platform Market”) that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right which are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust (“Incidental Rights”) or any virtual currency token, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) as of September 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2026 and 2025.

Pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Validator Fees, with the remaining staking rewards received by the Trust. The Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in Ether, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. The Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 6% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw Ether from a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Ether on the Trust’s behalf (“Vault Balance”) in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Ether into U.S. dollars or other fiat currencies at the price per single unit of such Ether, determined net of any associated fees, at which the Trust is able to sell such Ether for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price (“Actual Exchange Rate”) or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Ether in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. The six-month waiver expired on January 23, 2025, and the Sponsor’s Fee thereafter is 0.15%.

For the three months ended September 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $712,556 and $993,290, respectively. For the nine months ended September 30, 2026 and the period from January 23, 2025 through September 30, 2025, the Trust incurred

Sponsor’s Fees of $2,101,423 and $1,720,471, respectively. As of September 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended September 30, 2026, the Trust incurred Sponsor’s Staking Fees of $303,358. For the nine months ended September 30, 2026, the Trust incurred Sponsor’s Staking Fees of $826,916.

8. Concentration Risk

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$15.02	$23.70	$28.06	$31.48
Net increase (decrease) in net assets from investment operations:
Net investment income (loss)	0.10	(0.01)	0.26	(0.03)
Net realized and unrealized gain (loss)	10.36	15.48	(2.84)	7.72
Net increase (decrease) in net assets resulting from operations	10.46	15.47	(2.58)	7.69
Principal Market NAV, end of period	$25.48	$39.17	$25.48	$39.17
Total return	69.64%	65.27%	-9.19%	24.43%
Ratios to average net assets:
Net investment income (loss)	1.85%	-0.15%	1.70%	-0.14%
Total expenses	-0.21%	-0.15%	-0.21%	-0.15%
Net expenses after fees waived	-0.21%	-0.15%	-0.21%	-0.14%

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

11. Subsequent Events

On October 6, 2026, the Trust made a cash distribution (the “October Distribution”) to shareholders derived from Ether received as staking rewards under the Staking Arrangements. The October Distribution totaled $4,113,690, or $0.042213 per Share, and was declared with an ex-dividend date and record date of October 5, 2026, and payable on October 6, 2026. On November 4, 2026, the Trust made a cash distribution (the “November Distribution”) to shareholders derived from Ether received as staking rewards under the Staking Arrangements. The November Distribution totaled $3,184,781, or $0.033109 per Share, and was declared with an ex-dividend date and record date of November 3, 2026, and payable on November 4, 2026. The distributions reduced the Trust’s Ether holdings through the sale of Ether to generate cash.

On November 5, 2026, the Sponsor, on behalf of the Trust, and Grayscale Securities, LLC (the “Advertising Review and Filing Agent”), an affiliate of the Sponsor, entered into an advertising review and filing agent agreement (the “Advertising Review and Filing Agent Agreement”), pursuant to which, effective November 5, 2026, the Advertising Review and Filing Agent reviews and approves marketing materials for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising rules, files applicable marketing materials with FINRA, and provides certain additional marketing-related services. The fees of the Advertising Review and Filing Agent under the Advertising Review and Filing Agent Agreement are paid on behalf of the Trust by the Sponsor.

Also on November 5, 2026, the Sponsor, on behalf of the Trust, and the Marketing Agent entered into Amendment No. 1 (the “Marketing Agent Amendment”) to the Marketing Agent Agreement, dated as of May 23, 2024 (as amended, the “Marketing Agent Agreement”). Pursuant to the Marketing Agent Amendment, effective November 5, 2026, the Marketing Agent no longer reviews marketing materials or files marketing materials with FINRA on behalf of the Trust. The Marketing Agent continues to provide its other services under the Marketing Agent Agreement, including working with the Transfer Agent to review and approve orders placed by Authorized Participants for the creation or redemption of Baskets.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Unless otherwise stated, the terms “we,” “our” and “us” in this Report refer to Grayscale Investments Sponsors, LLC (the “Sponsor”) acting on behalf of the Trust. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as changes in prices and market conditions (for Ether and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ethereum tokens (“Ether”), a type of digital asset based on an open-source cryptographic protocol, and, from time to time, issues blocks of 10,000 common units of fractional undivided beneficial interest in, and ownership of, the Trust (each such unit, a “Share,” and collectively, the “Shares”; each such block, a “Basket”) to certain eligible financial institutions that are registered broker-dealers, have entered into agreements with the Trust and the Sponsor concerning the creation and redemption of Shares, and each own a digital wallet address that is known to the Custodian as belonging to the financial institution or a Liquidity Provider (each, an “Authorized Participant”) in exchange for deposits of Ether. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 on July 18, 2024 and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca, Inc. (“NYSE Arca”) on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-1. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, including Ether earned as Staking Consideration (as defined below), determined by reference to the U.S. dollar value of a Ether derived from the digital asset trading platforms reflected in the CoinDesk Ether Benchmark Rate (the “Index”), calculated at 4:00 p.m., New York time, on each business day (the “Index Price”), less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to April 1, 2026, the Trust valued the Ether held by the Trust for operational purposes by reference to the CoinDesk Ether Price Index (ETX), which constituted the Index. From and after April 1, 2026, the Index is the CoinDesk Ether Benchmark Rate which is used to calculate the Trust’s non-GAAP net asset value (“NAV”) and NAV per Share. NAV is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses); NAV per Share is NAV divided by the number of Shares outstanding. Prior to April 1, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Report on Form 10-Q, refer to the CoinDesk Ether Price Index (ETX). From and after April 1, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Ether Benchmark Rate.

Staking

On October 6, 2025, the Trust began using, or permitting to be used, a portion of its Ether in the Ethereum Network’s proof-of-stake validation protocol (“Staking”) pursuant to staking arrangements with Coinbase Custody Trust Company, LLC (the “Custodian”) and certain third-party staking providers and earns consideration in exchange for Staking, currently in the form of additional Ether (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Ethereum Network conditions, protocol-level reward rates, and the portion of the Trust’s Ether that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked Ether may be inaccessible for a period of time required to un-stake and withdraw Ether under Ethereum Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement, as amended (the “Trust Agreement”), a portion of gross Staking Consideration is allocated to the Custodian and the applicable staking providers. A separate portion payable to the Sponsor for facilitating Staking accrues daily in U.S. dollars, is calculated as a per annum percentage of Staking Consideration received by the Trust and is payable in Ether daily in arrears (the “Sponsor’s Staking Fee”). As of the date of this Report, the Sponsor’s Staking Fee, the Custodian’s fee and the applicable staking providers’ share comprise an aggregate of 6% of gross Staking Consideration generated under the Trust’s staking arrangements, with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s Ether holdings, while distributions or sales of Ether reduce the Trust’s Ether holdings. The Trust is required under the Trust Agreement to convert Staking Consideration held by the Trust to cash no less often than quarterly and promptly distribute the cash proceeds, net of the Sponsor’s Staking Fee and other applicable Trust expenses, to shareholders. The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the Staking Consideration received by the Trust and applicable deductions and therefore cannot be predicted with certainty.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Ether by the Trust in connection with Share creations and the delivery of Ether by the Trust in connection with Share redemptions or for payment of expenses in Ether. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including transfers of Ether to satisfy the Trust’s obligation to pay the Sponsor a fee that accrues daily in U.S. dollars at an annual rate of 0.15% of the aggregate value of the Trust’s assets, less its liabilities, as calculated and published by the Sponsor, and is payable in Ether daily in arrears (the “Sponsor’s Fee”).

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

For purposes of this Report, a “Digital Asset Market” is a Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, each as defined in the FASB ASC Master Glossary. An Exchange Market is referred to as a “Trading Platform Market” in this Report.

The Trust receives Ether only in connection with a creation order from an Authorized Participant or an unaffiliated service provider that facilitates the purchase or sale of Ether in connection with creations or redemptions of Baskets (a “Liquidity Provider”) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. Authorized Participants and Liquidity Providers may transact in Digital Asset Markets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized and unrealized gain (loss)	$934,288	$932,923	$(220,926)	$544,923
Net increase (decrease) in net assets resulting from operations	$943,082	$931,931	$(197,148)	$543,202
Net assets(1)	$2,481,190	$3,001,975	$2,481,190	$3,001,975
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on an electronic marketplace where participants may trade, buy and sell Ether based on bid-ask trading (a “Digital Asset Trading Platform”) that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain for the three months ended September 30, 2026 was $934,288, which includes a realized loss of ($50,208) on the sale of Ether to meet redemptions, a realized loss of ($427) on the transfer of Ether to pay expenses, a realized loss of ($929) on the sale of Ether for distributions to shareholders, and net change in unrealized appreciation/depreciation of $985,852. Net realized and unrealized gain for the period was driven by Ether price appreciation from $1,578.53 per Ether as of June 30, 2026, to $2,668.26 per Ether as of September 30, 2026. Net increase in net assets resulting from operations was $943,082 for the three months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment income of $8,794. Net assets increased to $2,481,190 at September 30, 2026, an 84% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, the contribution of approximately 135,501 Ether with a value of $336,297 to the Trust in connection with Share creations during the period and the contribution of approximately 4,564 Ether with a value of $9,809 in connection with Staking Rewards, partially offset by the redemption of approximately 62,934 Ether with a value of $144,007 from the Trust, the sale of approximately 1,363 Ether with a value of $3,259 from the Trust for distributions to shareholders, the withdrawal of approximately 328 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 140 Ether to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 1 Ether to pay the foregoing Sponsor’s Staking Fee.

Net realized and unrealized gain for the three months ended September 30, 2025 was $932,923, which includes a realized loss of ($66,728) on the sale of Ether to meet redemptions, a realized loss of ($152) on the transfer of Ether to pay expenses, and net change in unrealized appreciation/depreciation of $866,043. Net realized and unrealized gain for the period was driven by Ether price appreciation from $2,516.23 per Ether as of June 30, 2025, to $4,161.61 per Ether as of September 30, 2025. Net increase in net assets resulting from operations was $931,931 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($992). Net assets increased to $3,001,975 at September 30, 2025, a 126% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 285,004 Ether with a value of $1,115,426 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 92,076 Ether with a value of $375,638 from the Trust, and the withdrawal of approximately 249 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss for the nine months ended September 30, 2026 was ($220,926), which includes a realized loss of ($227,004) on the sale of Ether to meet redemptions, a realized loss of ($1,327) on the transfer of Ether to pay expenses, a realized loss of ($929) on the sale of Ether for distributions to shareholders, and net change in unrealized appreciation/depreciation of $8,334. Net realized and unrealized loss for the period was driven by Ether price depreciation from $2,971.94 per Ether as of December 31, 2025, to $2,668.26 per Ether as of September 30, 2026. Net decrease in net assets resulting from operations was ($197,148) for the nine months ended September 30, 2026, which consisted of the net realized and unrealized loss, and the net investment income of $23,778. Net assets increased to $2,481,190 at September 30, 2026, a 14% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 416,673 Ether with a value of $1,014,138 to the Trust in connection with Share creations during the period and the contribution of approximately 12,212 Ether with a value of $26,705 in connection with Staking Rewards, partially offset by the aforementioned Ether price depreciation, the redemption of approximately 230,213 Ether with a value of $513,696 from the Trust, the sale of approximately 1,363 Ether with a value of $3,259 from the Trust for distributions to shareholders, the withdrawal of approximately 957 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 454 Ether to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 1 Ether to pay the foregoing Sponsor’s Staking Fee.

Net realized and unrealized gain for the nine months ended September 30, 2025 was $544,923, which includes a realized loss of ($158) on the transfer of Ether to pay expenses, a realized gain of $25,468 on the sale of Ether to meet redemptions and net change in unrealized appreciation/depreciation of $519,613. Net realized and unrealized gain for the period was driven by Ether price appreciation from $3,340.40 per Ether as of December 31, 2024, to $4,161.61 per Ether as of September 30, 2025. Net increase in net assets resulting from operations was $543,202 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($1,721). Net assets increased to $3,001,975 at September 30, 2025, a 91% increase for the nine-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 391,068 Ether with a value of $1,380,889 to the Trust in connection with Share creations during the period, partially offset by the redemption of approximately 140,031 Ether with a value of $495,030 from the Trust, and the withdrawal of approximately 564 Ether to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust receives and holds cash only to facilitate (i) creation or redemption orders effected through cash transactions (“Cash Orders”) and (ii) distributions to shareholders related to staking activities, and otherwise has not had or maintained a cash balance since the commencement of operations. When selling Ether in the Digital Asset Market on behalf of the Trust to pay expenses incurred by the Trust in addition to the Sponsor’s Fee that the Sponsor is not obligated to assume, the Sponsor endeavors to sell the exact amount of Ether needed to pay expenses in order to minimize the Trust’s holdings of assets other than Ether. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Report were the Sponsor’s Fee and Sponsor’s Staking Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective July 23, 2024, the Sponsor determined to waive a portion of the Sponsor’s Fee for the first six months of the Trust’s operation, so that the fee was 0% of the NAV of the Trust for the first $2.0 billion of the Trust’s assets. The six-month waiver expired on January 23, 2025, and the Sponsor’s Fee thereafter is 0.15%.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of September 30,
	2026	2025
Price of Ether on principal market	$2,668.26	$4,161.61
Principal Market NAV per Share(1)	$25.48	$39.17
Principal Market NAV(1)	$2,481,189,770	$3,001,974,634
Index Price	$2,668.34	$4,161.97
NAV per Share(2)	$25.48	$39.18
NAV(2)	$2,481,264,161	$3,002,234,320

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Ether based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2026, were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX and OSL. The Digital Asset Trading Platforms included in the Index as of September 30, 2025, were Coinbase, Kraken, Crypto.com, LMAX Digital and Gemini. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to November 20, 2024) from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024	$2,650.95	$3,456.85	7/23/2024	$2,221.82	9/6/2024	$2,592.73	$2,592.73
Twelve months ended September 30, 2025	$2,974.04	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$4,161.97	$4,161.97
Twelve months ended September 30, 2026	$2,517.60	$4,726.62	10/6/2025	$1,553.95	6/6/2026	$2,668.34	$2,668.34
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026	$2,737.52	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$2,668.34	$2,668.34

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2024	$2,650.90	$3,458.99	7/23/2024	$2,220.15	9/6/2024	$2,594.43	$2,594.43
Twelve months ended September 30, 2025	$2,974.06	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$4,161.61	$4,161.61
Twelve months ended September 30, 2026	$2,517.86	$4,726.40	10/6/2025	$1,554.17	6/6/2026	$2,668.26	$2,668.26
July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026	$2,737.64	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$2,668.26	$2,668.26

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026.

ETH Premium/(Discount): ETH Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from July 23, 2024 (the commencement of the Trust’s operations) to September 30, 2026.

ETH Premium/(Discount): ETH Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Third Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 6, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as may be further amended from time to time (the “Trust Agreement”), does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

Item 1A. Risk Factors

Except for the risk factors disclosed in Item 8.01/Exhibit 99.2 of the Trust’s Current Report on Form 8-K filed on July 17, 2026, there have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended September 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of ETH Redeemed	Average Price Paid per Share of ETH(1)
July 1, 2026 - July 31, 2026	2,450,000	$16.67
August 1, 2026 - August 31, 2026	110,000	$17.79
September 1, 2026 - September 30, 2026	4,040,000	$25.05
Total	6,600,000	$21.82
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

10.2†	Amendment No. 1 to the Marketing Agent Agreement, dated as of November 5, 2026, between the Sponsor and Foreside Fund Services, LLC.

10.3†

Advertising Review and Filing Agent Agreement, dated as of November 5, 2026, by and between each entity listed on Appendix I thereto, Grayscale Investments Sponsors, LLC, and Grayscale Securities, LLC.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

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

† *

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

Date: November 5, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.